Form 10-Q
period 2022-03-31
Consilium Acquisition Corp I, Ltd.
filed 2022-05-16
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41219

CONSILIUM ACQUISITION CORP I, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2400 E. Commercial Boulevard,
Suite 900
Ft. Lauderdale, Florida 33308
(Address of principal executive offices and zip code)
(954)
315-9381
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of May
12
, 2022 was approximately $
9.78
. As of March 31, 2022, there were 18,975,000 units of the Registrant’s Class A ordinary shares and 4,743,750 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSILIUM ACQUISITION CORP I, LTD.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CONSILIUM ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash	$400,661	$20
Prepaid expenses — current	494,524	—
Due from related party	25,000	—

Total Current Assets	920,185	20
Non-current assets:
Marketable securities held in trust account	191,707,145	—
Prepaid expenses — noncurrent	375,655	—
Deferred offering costs associated with the proposed public offering	—	842,520

Total Non-current Assets	192,082,800	842,520

Total Assets	$193,002,985	$842,540

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued expenses	$45,500	$49,174
Accrued offering costs	279,678	690,626
Promissory note — related party	—	126,894

Total Current Liabilities	325,178	866,694
Deferred underwriter fee payable	6,641,250	—

Total Liabilities	6,966,428	866,694

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 18,975,000 shares subject to redemption issued and outstanding	191,707,145	—

Shareholder’s Deficit:
P reference s hares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding	474	474
Additional paid-in capital	—	24,526
Accumulated deficit	(5,671,062)	(49,154)

Total Shareholder’s Deficit	(5,670,588)	(24,154)

Total Liabilities and Shareholder’s Deficit	$193,002,985	$842,540

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Insurance expense	$102,095
Dues and subscriptions	108,155
Legal and accounting expenses	34,164
Bank fees	5

Total operating expenses	244,419

Operating loss	(244,419)

Other income:
Unrealized gain on marketable securities held in trust account	59,645

Net loss	$(184,774)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	15,180,000

Basic and diluted net income per Class A ordinary shares subject to redemption	$0.40

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,743,750

Basic and diluted net loss per non-redeemable Class B ordinary shares	$(1.31)

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total shareholder’s deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	17,472,540		17,472,540
Sale of private placement warrants	—	—	—	—	7,942,500		7,942,500
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	30,876,700	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—		(184,774)	(184,774)

Balance — March 31, 2022 (unaudited)	18,975,000	$191,707,145	4,743,750	$474	$—	$(5,671,062)	$(5,670,588)

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited)

Cash flow from operating activities:
Net loss	(184,774)
Adjustments to reconcile net loss to net cash
Insurance expense amortization	102,095
Dues and subscriptions expense amortization	34,726
Unrealized gain on marketable securities held in trust account	(59,645)
Changes in operating assets and liabilities
Prepaid expense	(1,007,000)
Accrued expenses	(3,674)
Accrued offering costs	(410,948)

Net cash used in operating activities	(1,529,220)

Cash flow from investing activities:
Investment of cash in trust account	(191,647,500)

Net cash used in investing activities	(191,647,500)

Cash flow from financing activities:
Proceeds from issuance of Class A ordinary shares	189,750,000
Proceeds from sale of private placement warrants	7,942,500
Payment of underwriting fee	(3,795,000)
Payment of promissory note — related party	(206,313)
Due from related party	25,000
Deferred offering costs	(138,826)

Net cash provided by financing activities	193,577,361

Net Change in Cash	400,641
Cash — Beginning of the period	20

Cash — End of the period	400,661

Supplemental disclosure of non-cash financing activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$160,830,445

Remeasurement of Class A ordinary shares subject to possible redemption	$30,876,700

Deferred underwriter fee payable	$6,641,250

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Going Concern Consideration
As of March 31, 2022 and December 31, 2021, the Company had $400,661 and $20 in cash, respectively, and working capital (deficit) of $595,007 and ($866,674), respectively.
The Company’s liquidity needs through March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) (see Note 5) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. In addition, management is currently evaluating the impact of the
COVID-19
pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods
Emerging Growth Company
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $400,661 and $20 of operating cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
Following the closing of the Initial Public Offering on January 28, 2022, an amount of $191,647,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 18, 2022, offering costs totaling $11,447,015 (consisting of $3,795,000 of underwriting fee, $6,641,250 of deferred underwriting fee, $1,010,765 of actual offering costs
)
were recognized as a reduction to the proceeds received from the issuance of Class A ordinary shares.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable
Class B ordinary shares following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary shares (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Net loss from beginning of year through date of initial public offering	$(2,644)
Net income from date of initial public offering through March 31, 2022	(182,130)

Total income year to date	(184,774)
Remeasurement of temporary equity to redemption value	(30,876,700)

Net loss including remeasurement of temporary equity to redemption value	$(31,061,475)

	Three Months Ended March 31, 2022
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Ownership percentage	80%	20%
Allocation of net loss — from beginning of year through date of initial public offering based on ownership percentage	$—	$(2,644)
Allocation of net loss — from date of initial public offering to period end based on ownership percentage	(145,704)	(36,426)

Total loss allocated by class	(145,704)	(39,070)
Less: remeasurement of temporary equity allocation based on ownership	(24,701,360)	(6,175,340)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	30,876,700	—

Total income (loss) by class	$6,029,636	$(6,214,410)

Weighted average shares outstanding	15,180,000	4,743,750
Income (loss) per share	$0.40	$(1.31)

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

Warrants and Rights
The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under “ASC
815-40,
Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC
815-40”)
and concluded that the public warrants, private placement warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in stockholders’ equity.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2022 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,447,015)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	30,876,700

Class A ordinary shares subject to possible redemption at redemption value	$191,707,145

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional
paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $30,817,055, $25,439,566 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurement of $59,645 through March 31, 2022 to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of December 31, 2021 or the consummation of the Proposed Public Offering. On January 18, 2022, the Company paid repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000 which is recorded as due from related party on the condensed balance sheet as of March 31, 2022.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDER’S EQUITY
P
reference Shares —

T
he Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class
 A Ordinary shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 18,975,000 and zero Class A ordinary shares issued and outstanding subject to possible redemption.
Class
 B Ordinary shares —
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,743,750 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to
618,750
shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the public warrants expire or are redeemed, as specified in the public warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective by the 60 th
business day after the closing of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise public warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants when the price per Class
 A ordinary shares equals or exceeds $
18.00
.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “Consilium Acquisitions Corp. I,” “our,” “us” or “we” refer to Consilium Acquisitions Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Results of Operations
Our entire activity from inception through March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended March 31, 2022, we had a net loss of $184,774, which consisted of $34,164 in legal and accounting expenses, $102,095 of insurance expense, and $108,155 dues and subscriptions expense, and $5 bank fees expenses, offset by $59,645 unrealized gain on marketable securities held in the trust account.
Going Concern Consideration
As of March 31, 2022 and December 31, 2021, the Company had $400,661 and $20 in cash, respectively, and working capital (deficit) of $595,007 and ($866,674), respectively.
The Company’s liquidity needs through March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. In addition, management is currently evaluating the impact of the
COVID-19
pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022.
The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value.
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable
Class B ordinary shares following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form
10-K
as filed with the SEC on March 31, 2022, as updated and supplemented below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds
Unregistered Sales
Prior to our initial public offering, our sponsor, paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for 4,743,750 founder shares, resulting in an effective purchase price paid for the founder shares of approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of this offering.
Our sponsor purchased 7,942,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant ($7,942,500 in the aggregate), in a private placement that closed substantially concurrently with the closing of our initial public offering.
These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.
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
In connection with the initial public offering, we incurred offering costs of approximately $11,236,250 (including deferred underwriting commissions of approximately $6,641,250). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $191,647,500 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Quarterly Report on Form
10-Q.
There has been no material change in the planned use of the proceeds from our initial public offering and sale of private placement warrants as is described in the Company’s final prospectus related to our initial public offering as filed with the SEC on October 29, 2021. For a description of the use of the proceeds generated from the Initial Public Offering, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

31.1*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consilium Acquisition Corp I, Ltd.

Date: May 16, 2022	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer