Form 10-Q
period 2022-06-30
Consilium Acquisition Corp I, Ltd.
filed 2022-08-12
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of August 11, 2022 was approximately $9.84. As of August 11, 2022, there were 18,975,000 units of the Registrant’s Class A ordinary shares and 4,743,750 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSILIUM ACQUISITION CORP I, LTD.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statement of Operations for the three and six months ended June 30, 2022 (unaudited) and for the period from April 13, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholder’s Deficit for the three and six months ended June 30, 2022 (unaudited) and for the period from April 13, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from April 13, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CONSILIUM ACQUISITION CORP I
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash	$339,626	$20
Prepaid expenses — current	486,191	—
Due from related party	25,000	—

Total Current Assets	850,817	20
Non-current assets:
Marketable securities held in trust account	192,000,351	—
Prepaid expenses — noncurrent	256,545	—
Deferred offering costs associated with the proposed public offering	—	842,520

Total Non-current Assets	192,256,896	842,520

Total Assets	$193,107,713	$842,540

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued expenses	$265,177	$49,174
Accrued offering costs	279,678	690,626
Promissory note — related party	—	126,894

Total Current Liabilities	544,855	866,694
Deferred underwriter fee payable	6,641,250	—

Total Liabilities	7,186,105	866,694

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 18,975,000 shares subject to redemption issued and outstanding	192,000,351	—

Shareholder’s Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding	474	474
Additional paid-in capital	—	24,526
Accumulated deficit	(6,079,217)	(49,154)

Total Shareholder’s Deficit	(6,078,743)	(24,154)

Total Liabilities and Shareholder’s Deficit	$193,107,713	$842,540

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	For the Period From April 13, 2021 (Inception) Through June 30, 2021
Insurance expense	$119,110	$221,205	$—
Dues and subscriptions	13,333	121,488	—
Legal and accounting expenses	255,027	289,191	—
Bank fees	—	5	—
Sponsor expenses	20,685	20,685	—
Formation costs	—	—	47,345

Total operating expenses	408,155	652,574	47,345

Operating loss	(408,155)	(652,574)	(47,345)

Other income:
Unrealized gain on marketable securities held in trust account	293,206	352,851	—

Net loss	$(114,949)	$(299,723)	$(47,345)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	18,975,000	17,182,917	—

Basic and diluted net income (loss) per Class A ordinary shares subject to redemption	$(0.00)	$0.35	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,473,750	4,743,750	4,125,000

Basic and diluted net loss per non-redeemable Class B ordinary shares	$(0.02)	$(1.33)	$(0.01)

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(unaudited)

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total shareholder’s deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	17,472,540		17,472,540
Sale of private placement warrants	—	—	—	—	7,942,500		7,942,500
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	30,876,700	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—		(184,774)	(184,774)

Balance — March 31, 2022 (unaudited)	18,975,000	191,707,145	4,743,750	$474	—	(5,671,062)	(5,670,588)
Remeasurement of Class A ordinary shares subject to redemption to redemption value	—	293,206	—	—	—	(293,206)	(293,206)
Net loss	—	—	—	—	—	(114,949)	(114,949)

Balance — June 30, 2022 (unaudited)	18,975,000	$192,000,351	4,743,750	$474	$—	$(6,079,217)	$(6,078,743)

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (unaudited)
	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total shareholder’s deficit
	Shares	Amount	Shares	Amount
Balance — April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,743,750	474	24,526	—	25,000
Net loss	—	—	—	—	—	(47,345)	(47,345)

Balance — June 30, 2021 (unaudited)	—	$—	4,743,750	$474	$24,526	$(47,345)	$(22,345)

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2022	For the Period From April 13, 2021 (Inception) Through June 30, 2021
Cash flow from operating activities:
Net loss	$(299,723)	$(47,345)
Adjustments to reconcile net loss to net cash
Insurance expense amortization	221,205	—
Dues and subscriptions expense amortization	43,059	—
Unrealized gain on marketable securities held in trust account	(352,851)	—
Changes in operating assets and liabilities
Prepaid expense	(1,007,000)	—
Accrued expenses	216,002	47,345
Accrued offering costs	(410,948)	—

Net cash used in operating activities	(1,590,256)	—

Cash flow from investing activities:
Investment of cash in trust account	(383,367,500)	—
Proceeds from redemption of treasury securities	191,720,000	—

Net cash used in investing activities	(191,647,500)	—

Cash flow from financing activities:
Proceeds from issuance of Class A ordinary shares	189,750,000	—
Proceeds from sale of private placement warrants	7,942,500	—
Payment of underwriting fee	(3,795,000)	—
Payment of promissory note — related party	(206,313)	—
Due from related party	25,000	—
Deferred offering costs	(138,825)	—

Net cash provided by financing activities	193,577,362	—

Net Change in Cash	339,606	—
Cash — Beginning of the period	20	—

Cash — End of the period	$339,626	$—

Supplemental disclosure of non-cash financing activities:
Initial fair value of Class A ordinary shares subject to possible redemption	$160,830,445	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$31,169,906	$—

Deferred underwriter fee payable	$6,641,250	$—

Deferred offering costs included in accrued offering costs	$—	$132,179

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the financial statements.

CONSILIUM ACQUISITION CORP I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern Consideration
As of June 30, 2022, the Company had $339,626 in cash and working capital $305,962.
The Company’s liquidity needs through June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods
Emerging Growth Company
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $339,626 and $20 of operating cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
Following the closing of the Initial Public Offering on January 18, 2022, an amount of $191,647,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 18, 2022, offering costs totaling $11,447,015 (consisting of $3,795,000 of underwriting fee, $6,641,250 of deferred underwriting fee, $1,010,765 of actual offering costs) were recognized as a reduction to the proceeds received from the issuance of Class A ordinary shares.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary shares (in dollars, except per share amounts):

Three Months Ended June 30, 2022
Net loss	$(114,949)
Remeasurement of temporary equity to redemption value	(293,206)

Net loss including remeasurement of temporary equity to redemption value	$(408,154)

	Three Months Ended June 30, 2022
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Ownership percentage	80%	20%
Allocation of net loss based on ownership percentage	$(91,959)	$(22,990)

Total loss allocated by class	(91,959)	(22,990)
Less: remeasurement of temporary equity allocation based on ownership percentage	(234,565)	(58,641)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	293,206	—

Total loss by class	$(33,318)	$(81,631)

Weighted average shares outstanding	18,975,000	4,743,750
Loss per share	$(0.00)	$(0.02)

Six Months Ended June 30, 2022
Net loss from beginning of year through date of initial public offering	$(2,644)
Net loss from date of initial public offering through June 30, 2022	(297,079)

Total net loss for the six months ended June 30, 2022	(299,723)
Remeasurement of temporary equity to redemption value	(31,169,906)

Net loss including remeasurement of temporary equity to redemption value	$(31,469,629)

	Six Months Ended June 30, 2022
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Ownership percentage	80%	20%
Allocation of net loss — from beginning of year through date of initial public offering based on ownership percentage	$—	$(2,644)
Allocation of net loss — from date of initial public offering to June 30, 2022 based on ownership percentage	(237,663)	(59,416)

Total loss allocated by class	(237,663)	(62,060)
Less: remeasurement of temporary equity allocation based on ownership percentage	(24,935,925)	(6,233,981)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	31,169,906	—

Total income (loss) by class	$5,996,318	$(6,296,041)

Weighted average shares outstanding	17,182,917	4,743,750
Income (loss) per share	$0.35	$(1.33)

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
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at June 30, 2022 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,447,015)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	31,169,906

Class A ordinary shares subject to possible redemption at redemption value	$192,000,351

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $30,817,055, $25,439,566 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurement of $59,645 and $352,851 for the three and six months ended June 30, 2022, respectively, to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the consummation of the Proposed Public Offering. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000 which is recorded as due from related party on the condensed balance sheet as of June 30, 2022.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDER’S EQUITY
Preference Shares —
The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class A Ordinary shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 18,975,000 and zero Class A ordinary shares issued and outstanding subject to possible redemption.
Class B Ordinary shares —
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 4,743,750 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 618,750 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022.
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
Rights —
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the public warrants expire or are redeemed, as specified in the public warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective by the 60th business day after the closing of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise public warrants on a “cashless basis” in accordance with Section 3(a) (9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 2,475,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2022, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $3,795,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Results of Operations
Our entire activity from inception through June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended June 30, 2022, we had a net loss of $114,949, which consisted of $255,027 in legal and accounting expenses, $119,110 of insurance expense, $20,685 of sponsor expenses, and $13,333 dues and subscriptions expense, offset by $293,206 unrealized gain on marketable securities held in the trust account.
For the six months ended June 30, 2022, we had a net loss of $299,723, which consisted of $289,191 in legal and accounting expenses, $221,205 of insurance expense, $20,685 of sponsor expenses, $121,488 dues and subscriptions expense, and $5 of bank fees, offset by $352,851 unrealized gain on marketable securities held in the trust account.
Going Concern Consideration
As of June 30, 2022, the Company had $339,626 in cash and working capital of $305,962.
The Company’s liquidity needs through June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022.
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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 2,475,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2022, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $3,795,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
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
as filed with the SEC on March 31, 2022, and our Quarterly Report on Form
10-Q
filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Exhibit No.	Description

31.1*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Consilium Acquisition Corp I, Ltd.

Date: August 12, 2022	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer