Form 10-Q
period 2022-09-30
Consilium Acquisition Corp I, Ltd.
filed 2022-11-14
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of November
9
, 2022 was approximately $
10.
02
. As of November
9
, 2022, there were 18,975,000 units of the Registrant’s Class A ordinary shares and 4,743,750 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSILIUM ACQUISITION CORP I, LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statement of Operations for the three and nine months ended September 30, 2022 (unaudited) and for the period from April 13, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 (unaudited), for the three months ended September 30, 2021 (unaudited) and for the period from April 13, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from April 13, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021

Assets
Current Assets:
Cash	$280,325	$20
Prepaid expenses	616,527	—
Due from related party	25,000	—
Marketable securities held in trust account	193,013,801	—

Total Current Assets	193,935,653	20

Non-current Assets:
Deferred offering costs associated with the proposed public offering	—	842,520

Total Non-current Assets	—	842,520

Total Assets	$193,935,653	$842,540

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities:
Accrued expenses	$272,634	$49,174
Accounts payable	1,547	—
Accrued offering costs	279,678	690,626
Promissory note — related party	—	126,894
Deferred underwriter fee payable	6,641,250	—

Total Current Liabilities	7,195,109	866,694

Total Liabilities	7,195,109	866,694

Commitments and Contingencies (Note 7)

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 18,975,000 and 0 shares subject to redemption issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	193,013,801	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (1)(2)	474	474
Additional paid-in capital	—	24,526
Accumulated deficit	(6,273,731)	(49,154)

Total Shareholders’ Deficit	(6,273,257)	(24,154)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$193,935,653	$842,540

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	For the Period From April 13, 2021 (Inception) Through September 30, 2021 (3)

Insurance expense	$120,419	$341,624	$—
Dues and subscriptions	12,218	133,706	—
Legal and accounting expenses	54,123	343,314	—
Bank fees	—	5	—
Sponsor expenses	3,777	24,462	—
Formation costs	3,977	3,977	47,345

Total operating expenses	194,514	847,088	47,345

Operating loss	(194,514)	(847,088)	(47,345)

Other income:
Earnings on marketable securities held in trust account	1,013,450	1,366,301	—

Net income (loss)	$818,936	$519,213	$(47,345)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	18,975,000	17,793,407	—
Basic and diluted net income (loss) per Class A ordinary shares subject to redemption	$0.05	$0.39	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares (1)(2)	4,743,750	4,743,750	4,743,750
Basic and diluted net income ( loss ) per non-redeemable Class B ordinary shares	$(0.01)	$(1.34)	$(0.01)

(1)
In
cludes up to 618,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6). The underwriter exercised the over-allotment option in full on January 18, 2022.

(2)
In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

(3)	There was no activity for the three months ended September 31, 2021. As such, there is no information to present for the three months ended September 31, 2021.
The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	17,472,540		17,472,540
Sale of private placement warrants	—	—	—	—	7,942,500		7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	30,876,700	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—		(184,774)	(184,774)

Balance — March 31, 2022 (unaudited)	18,975,000	191,707,145	4,743,750	474	—	(5,671,062)	(5,670,588)
Remeasurement of Class A ordinary shares subject to redemption	—	293,206	—	—	—	(293,206)	(293,206)
Net loss	—	—	—	—	—	(114,949)	(114,949)

Balance — June 30, 2022 (unaudited)	18,975,000	192,000,351	4,743,750	474	—	(6,079,217)	(6,078,743)
Remeasurement of Class A ordinary shares subject to redemption	—	1,013,450	—	—	—	(1,013,450)	(1,013,450)
Net income	—	—	—	—	—	818,936	818,936

Balance — September 30, 2022 (unaudited)	18,975,000	$193,013,801	4,743,750	$474	$—	$(6,273,731)	$(6,273,257)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (unaudited)
	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
	Shares	Amount	Shares	Amount
Balance — April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	4,743,750	474	24,526	—	25,000
Net loss	—	—	—	—	—	(47,345)	(47,345)

Balance — June 30, 2021 (unaudited)	—	$—	4,743,750	$474	$24,526	$(47,345)	$(22,345)

Net loss	—	—	—	—	—	—	—

Balance — September 30, 2021 (unaudited)	—	$—	4,743,750	$474	$24,526	$(47,345)	$(22,345)

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2022	For the Period From April 13, 2021 (Inception) Through September 30, 2021
Cash flow from operating activities:

Net income (loss)	$519,213	$(47,345)
Adjustments to reconcile net income ( loss ) to net cash
Insurance expense amortization	341,624	—
Dues and subscriptions expense amortization	48,848	—
Earnings on marketable securities held in trust account	(1,366,301)	—
Changes in operating assets and liabilities
Prepaid expense	(1,007,000)	—
Accounts payable	1,547	—
Accrued expenses	223,460	47,345
Accrued offering costs	(410,948)	—

Net cash used in operating activities	(1,649,557)	—

Cash flow from investing activities:
Investment of cash in trust account	(191,647,500)	—
Purchase of treasury securities from proceeds of redemption on treasury securities	(383,828,000)	—
Proceeds from redemption of treasury securities	383,828,000	—

Net cash used in investing activities	(191,647,500)	—

Cash flow from financing activities:
Proceeds from issuance of Class A ordinary shares	189,750,000	—
Proceeds from sale of private placement warrants	7,942,500	—
Payment of underwriting fee	(3,795,000)	—
Payment of promissory note — related party	(206,313)	—
Due from related party	25,000	—
Payment of deferred offering costs	(138,825)	—

Net cash provided by financing activities	193,577,362	—

Net Change in Cash	280,305	—
Cash — Beginning of the period	20	—

Cash — End of the period	$280,325	$—

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$32,183,356	$—

Deferred underwriter fee payable	$6,641,250	$—

Deferred offering costs included in accrued offering costs	$279,678	$435,150

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs paid by Sponsor	$—	$36,294

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
Consilium Acquisition Corp I, LTD. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Going Concern Consideration
As of September 30, 2022
and December 30, 2021
, the Company had $280,325
and $20 in cash, respectively,

and working capital
(deficit) of $367,992 and ($866,674), respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.
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
for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods
Emerging Growth Company
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $280,325 and $20 of operating cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
The Company’s marketable securities held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in earnings on marketable securities, dividends and interest held in the Trust Account in the accompanying Statements of Operations. The fair value for trading securities is determined using quoted market prices in active markets and is classified as Level 1 in the fair value hierarchy.
Offering Costs Associated with the Initial Public Offering
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 18, 2022, offering co sts totaling $11,447,015 (consisting of $3,795,000 of underwriting fee, $6,641,250 of deferred underwriting fee, $1,010,765 of actual offering costs) were recognized as a reduction to the proceeds received from the issuance of Class A ordinary shares.
Net Income (Loss) Per Ordinary Share
The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable
Class B ordinary shares following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Net loss per ordinary share for the period from April 13, 2021 (inception) through September 30, 2021 was calculated by dividing the net loss into the weighted average shares outstanding as there is no remeasurement of temporary equity to redemption value for the period.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2022 (in dollars, except per share amounts):

Three Months Ended September 30, 2022
Net income	$818,936
Remeasurement of temporary equity to redemption value	(1,013,450)

Net loss including remeasurement of temporary equity to redemption value	$(194,514)

	Three Months Ended September 30, 2022
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Ownership percentage	80%	20%
Allocation of net income based on ownership percentage	$655,149	$163,787

Total income allocated by class	655,149	163,787
Less: remeasurement of temporary equity allocation based on ownership percentage	(810,760)	(202,690)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	1,013,450	—

Total income (loss) by class	$857,839	$(38,903)

Weighted average shares outstanding	18,975,000	4,743,750
Income (loss) per share	$0.05	$(0.01)

Nine Months Ended September 30, 2022
Net loss from beginning of year through date of initial public offering	$(2,644)
Net income from date of initial public offering through September 30, 2022	521,857

Total net income for the nine months ended September 30, 2022	519,213
Remeasurement of temporary equity to redemption value	(32,183,356)

Net loss including remeasurement of temporary equity to redemption value	$(31,664,143)

	Nine Months Ended September 30, 2022
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Ownership percentage	80%	20%
Allocation of net loss — from beginning of year through date of initial public offering based on ownership percentage	$—	$(2,644)
Allocation of net income — from date of initial public offering to September 30, 2022 based on ownership percentage	417,486	104,371

Total income allocated by class	417,486	101,727
Less: remeasurement of temporary equity allocation based on ownership percentage	(25,746,685)	(6,436,671)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	32,183,356	—

Total income (loss) by class	$6,854,157	$(6,334,944)

Weighted average shares outstanding	17,793,407	4,743,750
Income (loss) per share	$0.39	$(1.34)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended September 30, 2021 and for the period from April 13, 2021 (inception) through September 30, 2021 (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	For the Period From April 13, 2021 (Inception) Through September 30, 2021
Net loss	—	(47,345)
Weighted average shared outstanding	4,743,750	4,743,750

Loss per Share	$—	$(0.01)

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

In many cases, if a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at September 30, 2022 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,447,015)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	32,183,356

Class A ordinary shares subject to possible redemption at redemption value	$193,013,801

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $30,817,055, $25,439,566 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurement of $1,013,450 and $1,366,301 for the three and nine months ended September 30, 2022, respectively, to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the consummation of the Proposed Public Offering. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000 which is recorded as due from related party on the condensed balance sheet as of September 30, 2022.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 18,975,000 and zero Class A ordinary shares issued and outstanding subject to possible redemption.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 4,743,750 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 618,750 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022.

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
NOTE 8 — FAIR VALUE MEASUREMENTS
At September 30, 2022, the Company’s marketable securities held in the Trust Account were valued at $193,013,801. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of September 30, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account (1)	$193,013,801	$—	$—

(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.
Measurement
The Company established the initial fair value for the cash and marketable securities held in the Trust Account on January 18, 2022, the date of the consummation of the Company’s Initial Public Offering. As the cash was transferred to the Trust Account on January 18, 2022, the value at that date is the value of the cash transferred. Changes in fair value will result from dividend and interest income and market fluctuations in the value of invested marketable securities which will be reflected on each month end bank statement.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from inception through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2022, we had a net income of $818,936, which consisted of $54,123 in legal and accounting expenses, $120,419 of insurance expense, $3,777 of sponsor expenses, $12,218 dues and subscriptions expense, and $3,977 of formation costs offset by a $1,013,450 earnings on marketable securities held in the trust account. There was no activity for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we had a net income of $519,213, which consisted of $343,314 in legal and accounting expenses, $341,624 of insurance expense, $24,462 of sponsor expenses, $133,706 dues and subscriptions expense, $3,977 of formation costs, and $5 of bank fees, offset by $1,366,301 earnings on marketable securities held in the trust account.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had $280,325 and $20 in cash, respectively, and working capital of (deficit) of $367,992 and ($866,674), respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Consilium Acquisition Corp I, Ltd.

Date: November 14, 2022	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer