Form 10-K
period 2022-12-31
Consilium Acquisition Corp I, Ltd.
filed 2023-03-31
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31,
2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File
No. 001-41219

CONSILIUM ACQUISITION CORP I, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Commercial Boulevard, Suite 900 Ft. Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)
(954)
315-9380
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $185,575,500.
As of March 31, 2023, there were 18,975,000 units of the Registrant’s Class A ordinary shares and 4,743,750 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSILIUM ACQUISITION CORP I, LTD.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

•	the trust account being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. Our efforts to identify a potential initial business combination target focuses on companies operating in the “new economy sectors”, which we broadly define as those in technology, financial services, or media and that are located in Frontier Growth Markets. While we may pursue an acquisition or a business combination target in any business, industry or geography, we are focusing our search on a target with business operations or prospective operations in the technology, digital media, e-commerce, financial technology, or digital services sectors, which we refer to as the “new economy sectors”, across Frontier Growth Markets, located in the following regions: the Middle East North Africa (“MENA”), Sub-Saharan Africa (“SSA”), South Asia (“SA”) and Southeast Asia (“SEA”).

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Human Capital

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months (or 24 months if the sponsor exercises its extension options) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18-month period (or 24 months if the sponsor exercises its extension options). In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a Special Purpose Acquisition Company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing COVID-19 pandemic, as well as other events such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases, and the state of debt and equity markets.

Events such as the COVID-19 pandemic have affected, and other events (such as terrorist attacks, natural disasters, global or regional hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to these events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which these events impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning these events. If the disruptions posed by these events continue for a prolonged period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing. Any ability to raise financing will be dependent on the state of the equity and debt markets at the time, which may be impacted by the events described above as well as by market volatility. In the event of continued or increased market volatility and/or decreased market liquidity, third-party financing may be unavailable on terms acceptable to us or at all.

Finally, events such as the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination and/or complete our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination and/or complete our initial business combination.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial business combination.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were no authorized but unissued Class A ordinary shares and 4,743,750 Class B ordinary shares, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022 and 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

•

may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, ordinary shares, rights and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial business combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $7,967,500, comprised of the $25,000 purchase price for the Founder Shares and the $7,942,500 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 4,743,750 Founder Shares would have an aggregate implied value of $47,437,500. Even if the trading price of our shares of common stock were as low as $1.68 share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

We may be able to complete only one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) , or by a unanimous written resolution of all of our shareholders. The warrant agreement and rights agreement provide that the terms of the warrants and rights may be amended without the consent of any holder thereof for certain purposes, but requires the approval by the holders of at least 50% of the then issued and outstanding public warrants or rights, as applicable to make any change that adversely affects the interests of such holders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement and rights agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares, rights and warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination.

You will not be entitled to certain protections afforded to investors of some other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, including Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and that we will have a longer period of time to complete our initial business combination than those companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

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

As of December 31, 2022, the Company had $224,474 in cash and a working capital deficit of $151,951. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares, rights and warrants.

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

(b) Holders

As of March 31, 2023, there was approximately one holder of record of our units, approximately one holder of record of our separately traded Class A ordinary shares, approximately one holder of record of our outstanding rights to receive one-tenth of one Class A ordinary share, approximately four holders of record of our Class B ordinary shares and approximately two holders of record of our redeemable warrants.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from inception through December 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the year ended December 31, 2022, we had net income of $2,057,255, which consisted of earnings on marketable securities held in the Trust Account of $3,120,385, offset by $462,043 of insurance expense amortization, $417,399 of legal and accounting expenses, $148,413 dues and subscriptions expenses, $24,462 of Sponsor expenses and $10,813 of formation costs.

For the period from April 13, 2021 (inception) through December 31, 2021, we had a net loss of $49,154, which consisted of formation and initial audit costs.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022, the Company had $224,474 in cash and a working capital deficit of $151,951, excluding marketable securities held in the Trust Account and the deferred underwriter fee liability.

The Company’s liquidity needs through December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make critical accounting estimates that can involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We considered whether we made accounting estimates or assumptions where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We have not identified any critical accounting estimates.

Recent Accounting Standards

This information appears in Note 2 to the financial statements that discloses recent accounting pronouncements and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, covered by this Annual Report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.

None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Charles Cassel	59	Director, Chief Executive Officer and Chief Financial Officer
Jonathan Binder	60	Director and Chairman
Faisal Ghori	40	Chief Operating Officer
Irakli Gilauri	46	Director
Peter Tropper	71	Director
Salman Alam	40	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that as of March 31, 2023 there were no delinquent filers.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our directors and officers; and

•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these are not exercisable within 60 days of March 31, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class	Beneficially Owned(2)	Approximate Percentage of Class
Consilium Acquisition Sponsor I LLC (our sponsor)(3)			4,593,750	96.8%
Charles Cassel(3)	—	—	4,593,750	96.8%
Jonathan Binder(3)	—	—	4,593,750	96.8%
Faisal Ghori	—	—	—	—
Irakli Gilauri	—	—	50,000	*
Peter Tropper	—	—	50,000	*
Salman Alam	—	—	50,000	*
All director and officers as a group (6 individuals)	—	—	4,743,750	100.0%
The Goldman Sachs Group, Inc.(4)	1,018,951	5.4%	—	—
Saba Capital Management, L.P.(5)	1,151,079	6.1%	—	—
Highbridge Capital Management, LLC(6)	1,323,641	7.0%	—	—
Shaolin Capital Management LLC(7)	1,186,228	6.3%	—	—

*	Less than one percent.
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

(4)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2023, by The Goldman Sachs Group, Inc., a Delaware corporation (the “Goldman Group”) and Goldman Sachs & Co. LLC, a New York limited liability company (“Goldman LLC” and together with Goldman Group, “Goldman”) with respect to the Class A ordinary shares beneficially owned by it, which information has not been independently confirmed. As of the date thereof, Goldman may be deemed to be the beneficial owner of the 1,018,951 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 200 West Street, New York, NY 10282.

(5)

Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 14, 2023, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, which information has not been independently confirmed. Each of Saba Capital, Saba GP and Mr. Weinstein has shared voting and dispositive power with respect to 1,050,000 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 2, 2023, by Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), which information has not been independently confirmed. Highbridge has shared voting and dispositive power with respect to 1,323,641 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2023, by Shaolin Capital Management LLC, a Delaware limited liability company (“Shaolin”), which information has not been independently confirmed. Shaolin has sole voting and dispositive power with respect to 1,186,228 Class A ordinary shares. The address of the shareholder, as reported in the Schedule 13G is 230 NW 24th Street, Suite 603, Miami, FL 33127.

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

Related Party Notes

In order to finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“working capital loans”). The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such working capital loans may be convertible into warrants, at a price of $1.00 per warrant, of the post business combination entity. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The warrants would be identical to the private placement warrants. As of December 31, 2022, no amounts were outstanding under the working capital loans.

Administrative Services Agreement

We entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which we will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2022		For the Year ended December 31, 2021
Audit Fees(1)		$71,141	$150,000
Audit-Related Fees(2)		$—	$—
Tax Fees(3)		$—	$—
All Other Fees(4)		$—	$—
Total	$		$—

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.

4.1(1)	Warrant Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(1)	Rights Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as rights agent.

4.3(2)	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated January 12, 2022, among the Company, the Sponsor and the Company’s officers and directors.

10.2(1)	Investment Management Trust Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated January 12, 2022, among the Company, the Sponsor and certain other security holders.

10.4(1)	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.5(1)	Support Services Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.6(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Charles Cassel.

10.7(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Jonathan Binder.

10.8(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Faisal Ghori.

10.9(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Irakli Gilauri.

10.10(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Peter Tropper.

10.11(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Salman Alam.

14.1(2)	Code of Ethics and Business Conduct of Consilium Acquisition Corp I, Ltd.

31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2022.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSILIUM ACQUISITION CORP I, LTD.

Date: March 31, 2023	/s/ Charles Cassel
By: Charles Cassel
Title Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles Cassel
Name:	Charles Cassel
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	March 31, 2023

/s/ Jonathan Binder
Name:	Jonathan Binder
Title:	Director and Chairman
Date:	March 31, 2023

/s/ Faisal Ghori
Name:	Faisal Ghori
Title:	Director
Date:	March 31, 2023

/s/ Irakli Gilauri
Name:	Irakli Gilauri
Title:	Director
Date:	March 31, 2023

/s/ Peter Tropper
Name:	Peter Tropper
Title:	Director
Date:	March 31, 2023

/s/ Salman Alam
Name:	Salman Alam
Title:	Director
Date:	March 31, 2023

CONSILIUM ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Consilium Acquisition Corp I Ltd
2400 E. Commercial Boulevard,
Suite 900
Ft. Lauderdale, Florida
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Consilium Acquisition Corp I Ltd (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, statements of changes in class A ordinary shares subject to possible redemptions and shareholders’ deficit, and statements cash flows for the period ended December 31, 2022 and the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the period ended December 31, 2022 and the period from April

13,

2021 (inception) through December

31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
BDO USA, LLP
We have served as the Company’s auditor since 2021
.
New York, New York
March
31
, 2023

CONSILIUM ACQUISITION CORP I
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$224,474	$20
Prepaid expenses	494,844	—
Due from related party	28,462	—
Marketable securities held in trust account	194,767,885	—

Total current assets	195,515,665	20
Non-current assets:
Deferred offering costs associated with the proposed public offering	—	842,520

Total non-current assets	—	842,520

Total Assets	$195,515,665	$842,540

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$8,185	$—
Accrued expenses	307,966	49,174
Accrued offering costs	279,678	690,626
Promissory note – related party	—	126,894
Deferred underwriting commissions	6,641,250	—

Total current liabilities	7,237,079	866,694

Total Liabilities	7,237,079	866,964
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 18,975,000 and -0- shares subject to redemption issued and outstanding as of December 31, 2022 and 2021, respectively	194,767,885	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 18,975,000 subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding as of December 31, 2022 and 2021 (1)(2)	474	474
Additional paid-in capital	—	24,526
Accumulated deficit	(6,489,773)	(49,154)

Total Shareholders’ Deficit	(6,489,299)	(24,154)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$195,515,665	$842,540

(1)
Includes up to 618,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6) as of December 31, 2021. The underwriter exercised the over-allotment option in full on January 18, 2022.

(2)
In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

CONSILIUM ACQUISITION CORP I
STATEMENTS OF OPERATIONS

		For the Period
		From April 13,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Insurance expense	$462,043	$—
Dues and subscriptions	148,413	—
Legal and accounting expenses	417,399	—
Sponsor expenses	24,462	—
Formation costs	10,813	49,154

Operating expenses	1,063,130	49,154

Loss from operations	(1,063,130)	(49,154)

Other income:
Realized and unrealized gain on marketable securities held in trust account	3,120,385	—

Total other income, net	3,120,385	—

Net income (loss)	$2,057,255	$(49,154)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,091,233	—
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.45	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares (1)(2)	4,743,750	4,743,750
Basic and diluted net loss per share, Class B ordinary shares	$(1.30)	$(0.01)

(1)
Includes up to 618,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6) as of December 31, 2021. The underwriter exercised the over-allotment option in full on January 18, 2022.

(2)
In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

CONSILIUM ACQUISITION CORP I
STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	161,884,508	—	—	16,418,477	—	16,418,477
Sale of private placement warrants	—	—	—	—	7,942,500	—	7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	32,883,377	—	—	(24,385,503)	(8,497,874)	(32,883,377)
Net income	—	—	—	—	—	2,057,255	2,057,255

Balance as of December 31, 202 2		$194,767,885	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional
	Temporary Equity		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 13, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	4,743,750	474	24,526	—	25,000
Net loss	—	—	—	—	—	(49,154)	(49,154)

Balance as of December 31, 2021	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)

(1)
Includes up to 618,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6) as of December 31, 2021. The underwriter exercised the over-allotment option in full on January 18, 2022.

(2)
In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

CONSILIUM ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

		For the Period
		From April 13,
	Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,057,255	$(49,154)
Adjustments to reconcile net income to net cash used in operating activities:
Realized and unrealized gains on marketable securities held in trust account	(3,120,385)	—
Changes in current assets and current liabilities:
Prepaid expense	(494,844)	—
Due to related party	(3,462)	—
Accounts payable	8,185	—
Accrued expenses	258,792	49,174

Net cash used in operating activities	(1,294,459)	20
Cash Flows from Investing Activities:
Purchase of treasury securities	(768,721,500)	—
Proceeds from redemption of treasury securities	577,074,000	—

Net cash (used in) provided by investing activities	(191,647,500)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	189,750,000	—
Proceeds from sale of private placement warrants	7,942,500	—
Payment of underwriting fee	(3,795,000)	—
Payment of promissory note – related party	(181,313)	—
Overpayment of promissory note – related party	(25,000)	—
Payment of deferred offering costs	(524,774)	—

Net cash provided by financing activities	193,166,413	—
Net Change in Cash	224,454	20
Cash – Beginning of the period	20	—

Cash – End of the period	$224,474	$20

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$32,883,377	$—

Deferred underwriter fee payable	$6,641,250	$—

Deferred offering costs included in accrued offering costs	$410,948	$690,625

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Offering cost paid by Sponsor under promissory note – related party	$—	$126,894

The accompanying notes are an integral part of these financial statements.

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
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging
g
rowth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
continues to evaluate
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
Going Concern Consideration
As of December 31, 2022, the Company had $224,474 in cash and a working capital deficiency of $151,951. Working capital deficiency does not include the balance of cash and marketable securities held in the Trust Account or the deferred underwriter fee payable.
The Company’s liquidity needs through December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Offering Costs Associated with the Initial Public Offering
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the rights to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 18, 2022, offering costs t otaling
$11,447,015
were allocated to the Class A ordinary shares, Public Warrants and
r
ights in the amounts of $10,392,952, $272,919 and $781,144, respectively.

Net Income (Loss) Per Ordinary Share
The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable
Class B ordinary shares following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Net loss per ordinary share for the period from April 13, 2021 (inception) through December 31, 2021 was calculated by dividing the net loss into the weighted average shares outstanding as there is no remeasurement of temporary equity to redemption value for the period.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the year ended December 31, 2022 (in dollars, except per share amounts):

Year Ended
December 31, 2022

Net income	2,057,255
Remeasurement of temporary equity to redemption value	(32,883,377)

Net loss including remeasurement of temporary equity to redemption value	$(30,826,122)

	Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$(24,658,782)	$(6,167,340)
Deemed dividend for remeasurement of temporary equity to redemption value	32,883,337	—

Allocation of net income (loss)	$8,224,595	$(6,167,340)

Denominator:
Weighted-average shares outstanding	18,091,233	4,743,750
Basic and diluted net income (loss) per share	$0.45	$(1.30)
The following table reflects the calculation of basic and diluted net loss per ordinary shares for the period from April 13, 2021 (inception) through December 31, 202
1
 (in dollars, expect per share amounts):

For the Period From
April 13, 2021
(Inception) Through
December 31, 2021
Net loss	$(49,154)
Weighted average shares outstanding	4,743,750

Basic and diluted net loss per share	$(0.01)

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
and concluded that the public warrants, private placement warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in shareholders’ deficit.
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at December 31, 2022 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,392,952)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	32,883,377

Class A ordinary shares subject to possible redemption at redemption value	$194,767,885

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and
r
ights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $29,762,992, $24,385,503 of which was recorded in additional paid-in
capital
and $5,377,489
was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurement of $3,120,385
for the year ended December 31, 2022 for the earnings in the trust account.
Income taxes
The Company follows the asset and liability method of accountin
g
for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The Sponsor owes the Company $28,462 as of December 31, 2022, related to an overpayment of $25,000 upon repayment of the promissory note with the Sponsor (see Note 5) and for a $3,462 payment made related to a Sponsor invoice. These amounts are recorded to due from related party on the balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
On
January 18, 2022, $191,647,500 of the proceeds from the Initial Public Offering was invested

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

Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of December 31, 2021, or the consummation of the Proposed Public Offering. As of December 31, 2021, there was $126,894 outstanding under the Promissory Note, respectively. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000 which is recorded as due from related party on the balance sheet as of December 31, 2022. There are no amounts outstanding under the Promissory Note as of December 31, 2022 and the Company is no longer able to draw down on this Promissory Note.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 202
2
 and 202
1
, no Working Capital Loans were outstanding
 respectively
.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preferred Shares
— The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.
Class
 A Ordinary shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 18,975,000 and zero Class A ordinary shares issued and outstanding subject to possible redemption, respectively, at redemption value of $10.10 and zero per share, respectively.
Class
 B Ordinary shares
— The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 4,743,750 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 618,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022. In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.
With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our Founder Shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. However, prior to the consummation of the Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans.
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
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchases at least two units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.
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

Underwriting Agreement
The Company granted the underwriter a
45
-day
option from the date of the Initial Public Offering to purchase up to
2,475,000
 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2021, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $
0.20
 per Unit, or $
3,795,000
 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $
0.35
 per Unit, or $
6,641,250
 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8 — FAIR VALUE MEASUREMENTS
At December 31, 2022
 and 2021
, the Company’s marketable securities held in the Trust Account were valued at $194,767,885 and $0, respectively
.
The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of December 31, 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$194,767,885	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
On February 27, 2023, the Company entered into a promissory note with the Sponsor to borrow up to $1,500,000, bearing an interest rate of 4.75% per annum. All unpaid principal and accrued and unpaid interest is due and payable in full on the earlier of (i) the date by which the Company has to complete a business combination and (ii) the effective date of a business combination unless accelerated upon the occurrence of an Event of Default. The Company has drawn an aggregate $300,000 on the promissory note through the date this report has been filed.