Form 10-Q
period 2023-03-31
Consilium Acquisition Corp I, Ltd.
filed 2023-05-11
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41219

CONSILIUM ACQUISITION CORP I, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602789
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of May 9, 2023 was approximately $197,909,250. As of May 11, 2023, there were 18,975,000 units of the Registrant’s Class A ordinary shares and 4,743,750 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CONSILIUM ACQUISITION CORP I, LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	2

	Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022

Assets:
Current assets:
Cash	$251,927	$224,474
Prepaid expenses	442,145	494,844
Due from related party	28,462	28,462
Marketable securities held in trust account	196,873,137	194,767,885

Total Assets	$197,595,671	$195,515,665

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$30,722	$8,185
Accrued expenses	445,973	307,966
Accrued offering costs	279,678	279,678
Promissory note – related party	300,000	—
Accrued interest	832	—
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	7,698,455	7,237,079
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 18,975,000 shares subject to redemption issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	196,873,137	194,767,885
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 18,975,000 subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	474	474
Additional paid-in capital	—	—
Accumulated deficit	(6,976,395)	(6,489,773)

Total Shareholders’ Deficit	(6,975,921)	(6,489,299)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$197,595,671	$195,515,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Insurance expense	$117,801	$102,095
Dues and subscriptions	103,146	108,155
Legal and accounting expenses	263,626	34,164
Bank fees, general and administrative expenses	2,049	5

Operating expenses	486,622	244,419

Loss from operations	(486,622)	(244,419)

Other income:
Realized and unrealized gain on marketable securities held in Trust Account	2,105,252	59,645

Total other income, net	2,105,252	59,645

Net income (loss)	$1,618,630	$(184,774)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,975,000	15,180,000
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.09	$0.40
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,743,750	4,743,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(1.31)
The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Temporary Equity		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	(2,105,252)	(2,105,252)
Net income	—	—	—	—	—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	$196,873,137	4,743,750	$474	$—	$(6,976,395)	$(6,975,921)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Temporary Equity		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	17,472,540	—	17,472,540
Sale of private placement warrants	—	—	—	—	7,942,500	—	7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	30,876,700	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—	—	(184,774)	(184,774)

Balance as of March 31, 2022 (unaudited)	18,975,000	$191,707,145	4,743,750	$474	$—	$(5,671,062)	$(5,670,588)

The accompanying notes are an integral part
of
the
unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$1,618,630	$(184,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Insurance expense amortization	—	102,095
Dues and subscriptions expense amortization	—	34,726
Unrealized and realized gains on marketable securities held in trust account	(2,105,252)	(59,645)
Changes in current assets and current liabilities:
Prepaid expense	52,699	(1,007,000)
Accounts payable	22,537	—
Accrued expenses	138,007	(3,674)
Accrued interest	832	—
Accrued offering costs	—	(410,948)

Net cash used in operating activities	(272,547)	(1,529,220)
Cash Flows from Investing Activities:
Purchase of treasury securities	(195,081,594)	(191,646,500)
Proceeds from redemption of treasury securities	195,081,594	—

Net cash used in investing activities	—	(191,647,500)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	189,750,000
Proceeds from sale of private placement warrants	—	7,942,500
Payment of underwriting fee	—	(3,795,000)
Proceeds from promissory note – related party	300,000	(206,313)
Due from related party	—	25,000
Payment of deferred offering costs	—	(138,826)

Net cash provided by financing activities	300,000	193,577,361
Net Change in Cash	27,453	400,641
Cash – Beginning of the period	224,474	20

Cash – End of the period	$251,927	$400,661

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,105,252	$30,876,700
Initial fair value of Class A ordinary shares subject to possible redemption	$—	$160,830,445
Deferred underwriter fee payable	$—	$6,641,250
The accompanying notes are an integral part of the unaudited condensed financial statements.

CONSILIUM ACQUISITION CORP I, LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the from April 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Risks and Uncertainties
Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine.
Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern Consideration
As of March 31, 2023 and December 31, 2022, the Company had $251,927 and $224,474
in cash, respectively, and working capital (deficit) of $
(334,671
)
and 151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods
Emerging Growth Company
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
Offering Costs Associated with the Initial Public Offering
Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public Warrants and the rights to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 18, 2022, offering costs totaling $11,447,015 were allocated to the Class A ordinary shares, Public Warrants and rights in the amounts of $10,392,952, $272,919 and $781,144, respectively.
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
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2023 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2023
Net income	$1,618,630
Remeasurement of temporary equity to redemption value	(2,105,252)

Net loss including remeasurement of temporary equity to redemption value	$(486,622)

	For the Three Months Ended March 31, 2023

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including remeasurement of temporary equity	$(389,298)	$(97,324)
Deemed dividend for remeasurement of temporary equity to redemption value	2,105,252	—

Allocation of net income (loss)	$1,715,954	$(97,324)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net income (loss) per share	$0.09	$(0.02)
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2022 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2022
Net loss	$(184,774)
Remeasurement of temporary equity to redemption value	(30,876,700)

Net loss including remeasurement of temporary equity to redemption value	$(31,061,474)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2022 (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including remeasurement of temporary equity	$(24,847,064)	$(6,214,410)
Deemed dividend for remeasurement of temporary equity to redemption value	30,876,700	—

Allocation of net income (loss)	$6,029,636	$(6,214,410)

Denominator:
Weighted-average shares outstanding	15,180,000	4,743,750
Basic and diluted net income (loss) per share	$0.40	$(1.31)
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at March 31, 2023 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,392,952)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	32,883,377

Class A ordinary shares subject to possible redemption at redemption value at December 31, 2022	194,737,885

Re-measurement on Class A ordinary shares subject to possible redemption	2,105,252

Class A ordinary shares subject to possible redemption at redemption value at March 31, 2023	$196,873,137

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $29,762,992, $24,385,503 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurements of $2,105,252 and $3,120,385 for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively, to remeasure the value of Class A common stock to its redemption value of the amount held in the trust account.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Sponsor owes the Company $
28,462
 as of March 31, 2023 and December 31, 2022, related to an overpayment of $
25,000
 upon repayment of the promissory note with the Sponsor (see Note 5) and for a $
3,462

payment made related to a Sponsor invoice. These amounts are recorded to due from related party on the balance sheet. Additionally, the Sponsor issued a promissory note to the Company in February 2023, pursuant to which the Company may borrow up to an aggregate principal of $1,500,000 at an interest r
a
te of 4.75% per annum (see Note 5). As of Mach 31,2023, the Company drew an aggregate of $300,000 and has accrued $832 of interest on principal amounts outstanding.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt with Conversion and other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40).
The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022. The Company adopted ASU No. 2020-06 on January 1, 2023 and determined that the updated standard does not have a material impact on its financial position, results of operations or financial statement disclosure.
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000 which is recorded within due from related party on the condensed balance sheet as of March 31, 2023 and December 31, 2022.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. The Company drew an aggregate of $300,000 and has accrued $832 of interest on principal amounts outstanding as of March 31,
2023
and no amounts outstanding as of December 31, 2022.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.
Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no
Class A ordinary shares issued or outstanding, excluding 18,975,000 Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value of $10.10 and zero per share, respectively.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 4,743,750 shares of Class B ordinary shares issued and outstanding of which an aggregate of up to 618,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022. In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization.
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
The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis
, 20% of
the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans.
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
The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the
Initial
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
non-redeemable
by the Company.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders will have the right to require us to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that we register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At March 31, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $
196,873,137
 and $194,767,885, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of March 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury Securities held in Trust Account as of March 31, 2023	$196,873,137	$—	$—
U.S Treasury Securities held in Trust Account as of December 31, 2022	$194,767,885	$—	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from inception through March 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2023, we had a net income of $1,618,630, which consisted of $2,105,252 realized and unrealized gains on marketable securities held in the trust account, offset by $263,626 of legal and accounting expenses, $117,801 of insurance expense, $103,146 of dues and subscriptions expense, and $2,049 of bank fees, general and administrative expenses

For the three months ended March 31, 2022, we had a net loss of $184,774, which consisted of $34,164 in legal and accounting expenses, $102,095 of insurance expense, and $108,155 dues and subscriptions expense, and $5 bank fees, general and administrative expenses, offset by $59,645 realized and unrealized gain on marketable securities held in the trust account..

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had $251,927 and $224,474 in cash, respectively, and working capital (deficit) of $(334,671) and $151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2023.

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders will have the right to require us to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that we register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Consilium Acquisition Corp I, Ltd.

Date: May 11, 2023	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer