Form 10-Q
period 2023-06-30
CSLM ACQUISITION CORP.
filed 2023-08-14
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41219

CSLM ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602789
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2400 E. Commercial Boulevard,
Suite 900
Ft. Lauderdale, Florida 33308
(Address of principal executive offices and zip code)
(954)
315-9381
(Registrant’s telephone number, including area code)
Consilium Acquisition Corp I Ltd.
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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of August 14, 2023 was approximately $50,585,182. As of August 14, 2023, there were 9,515,936 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022

Assets:
Current assets:
Cash	$173,914	$224,474
Prepaid expenses	300,020	494,844
Due from related party	28,462	28,462
Marketable securities held in trust account	199,192,054	194,767,885

Total Assets	$199,694,450	$195,515,665

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$83,158	$8,185
Accrued expenses	373,223	307,966
Accrued offering costs	—	279,678
Promissory note – related party	600,000	—
Accrued interest - related party	6,309	—
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	7,703,940	7,237,079
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 18,975,000 shares subject to redemption issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	199,192,054	194,767,885
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 18,975,000 subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,743,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	474	474
Additional paid-in capital	—	—
Accumulated deficit	(7,202,018)	(6,489,773)

Total Shareholders’ Deficit	(7,201,544)	(6,489,299)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$199,694,450	$195,515,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Insurance expense	$119,110	$119,110	$236,912	$221,205
Dues and subscriptions	37,794	13,333	140,940	121,488
Legal and accounting expenses	62,906	255,027	326,532	289,191
Bank fees, general and administrative expenses	5,813	20,685	7,861	20,690

Operating expenses	225,623	408,155	712,245	652,574

Loss from operations	(225,623)	(408,155)	(712,245)	(652,574)

Other income:
Realized gain on marketable securities held in Trust Account	433,018	293,206	2,538,270	352,851
Dividends on marketable securities held in Trust Account	1,885,899	—	1,885,899	—

Total other income, net	2,318,917	293,206	4,424,169	352,851

Net income (loss)	$2,093,294	$(114,949)	$3,711,924	$(299,723)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,975,000	18,975,000	18,975,000	17,182,917
Basic and diluted net income (loss) per share, Class A ordinary shares stock subject to redemption	$0.11	$(0.00)	$0.20	$0.35
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	4,743,750	4,743,750	4,743,750	4,743,750
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)	$(0.03)	$(1.33)
The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Temporary Equity		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	(2,105,252)	(2,105,252)
Net income	—	—	—	—	—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	196,873,137	4,743,750	474	—	(6,976,395)	(6,975,921)
Remeasurement of Class A ordinary shares subject to redemption	—	2,318,917	—	—	—	(2,318,917)	(2,318,917)
Net income	—	—	—	—	—	2,093,294	2,093,294

Balance as of June, 2023 (unaudited)	18,975,000	$199,192,054	4,743,750	$474	$—	$(7,202,018)	$(7,201,544)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Temporary Equity		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	17,472,540	—	17,472,540
Sale of private placement warrants	—	—	—	—	7,942,500	—	7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	30,876,700	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—	—	(184,774)	(184,774)

Balance as of March 31, 2022 (unaudited)	18,975,000	191,707,145	4,743,750	474	—	(5,671,062)	(5,670,588)
Remeasurement of Class A ordinary shares subject to redemption	—	293,206	—	—	—	(293,206)	(293,206)
Net loss	—	—	—	—	—	(114,949)	(114,949)

Balance as of June 30, 2022 (unaudited)	18,975,000	$192,000,351	4,743,750	$474	$—	$(6,079,217)	$(6,078,743)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,711,924	$(299,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Insurance expense amortization	—	221,205
Dues and subscriptions expense amortization	—	43,059
Realized gains on marketable securities held in trust account	(2,538,270)	(352,851)
Accrued dividends on marketable securities held in trust account	(824,763)	—
Changes in current assets and current liabilities:
Prepaid expense	194,824	(1,007,000)
Accounts payable	74,973	—
Accrued expenses	65,257	216,002
Accrued interest	6,309	—
Accrued offering costs	(279,678)	(410,948)

Net cash provided by (used) in operating activities	410,576	(1,590,256)

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(393,448,136)	(383,367,500)
Proceeds from redemption of treasury securities	392,387,000	191,720,000

Net cash used in investing activities	(1,061,136)	(191,647,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	189,750,000
Proceeds from sale of private placement warrants	—	7,942,500
Payment of underwriting fee	—	(3,795,000)
Proceeds from promissory note – related party	600,000	(206,313)
Due from related party	—	25,000
Reduction of deferred offering costs	—	(138,826)

Net cash provided by financing activities	600,000	193,577,361

Net Change in Cash	(50,560)	339,606
Cash – Beginning of the period	224,474	20

Cash – End of the period	$173,914	$339,626

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$4,424,169	$31,169,906
Initial fair value of Class A ordinary shares subject to possible redemption	$—	$160,830,445
Deferred underwriter fee payable	$—	$6,641,250
Deferred offering costs included in accrued offering costs	$(279,678)	$—
The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
CSLM ACQUISITION CORP.(the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2023, the Company had not commenced any operations. All activity for the from April 13, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of
investment
income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On July 13, 2023, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.”. The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading under the same ticker symbol “CSLM”. The name change does not affect the rights of the Company’s securities holders.
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

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date” or the “Combination Period”). The Company
is required to
deposit $70,000 into the Trust Account for each of the fifteen (15) additional one (1) month extension periods. At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”).
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the trust account in accordance with the terms of the Trust Agreement.
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
Going Concern Consideration
As of June 30, 2023 and December 31, 2022, the Company had $173,914 and $224,474 in cash, respectively, and working capital (deficit) of $(560,294) and 151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods

Emerging Growth Company
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
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended June 30, 2023 (in dollars, except per share amounts):

For the Three Months Ended June 30, 2023
Net income	$2,093,294
Remeasurement of temporary equity to redemption value	(2,318,917)

Net loss including remeasurement of temporary equity to redemption value	$(225,623)

	For the Three Months Ended June 30, 2023

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including remeasurement of temporary equity	$(180,499)	$(45,124)
Deemed dividend for remeasurement of temporary equity to redemption value	2,318,917	—

Allocation of net income (loss)	$2,138,418	$(45,124)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net income (loss) per share	$0.11	$(0.01)

For the Six Months Ended June 30, 2023
Net income	$3,711,924
Remeasurement of temporary equity to redemption value	(4,424,169)

Net loss including remeasurement of temporary equity to redemption value	$(712,245)

	For the Six Months Ended June 30, 2023

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss including remeasurement of temporary equity	$(569,796)	$(142,449)
Deemed dividend for remeasurement of temporary equity to redemption value	4,424,169	—

Allocation of net income (loss)	$3,854,373	$(142,449)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net income (loss) per share	$0.20	$(0.03)
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended June 30, 2022 (in dollars, except per share amounts):

For the Three Months Ended June 30, 2022
Net loss	$(114,949)
Remeasurement of temporary equity to redemption value	(293,206)

Net loss including remeasurement of temporary equity to redemption value	$(408,155)

	For the Three Months Ended June 30, 2022

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss including remeasurement of temporary equity	$(326,524)	$(81,631)
Deemed dividend for remeasurement of temporary equity to redemption value	293,206	—

Allocation of net loss	$(33,318)	$(81,631)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net loss per share	$(0.00)	$(0.02)

For the Six Months Ended June 30, 2022
Net loss from beginning of year through date of initial public offering	$(2,644)
Net loss from date of initial public offering through June 30, 202 2	(297,079)

Total net loss for the six months ended June 30, 2022	(299,723)
Remeasurement of temporary equity to redemption value	(31,169,906)

Net loss including remeasurement of temporary equity to redemption value	$(31,469,629)

	For the Six Months Ended June 30, 2022

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss from beginning of year through date of initial public offering based on ownership percentage	$—	$(2,644)
Allocation of net loss date of initial public offering to June 30, 2022 based on ownership percentage	(237,663)	(59,416)
Less: remeasurement of temporary equity allocation based on ownership percentage	(24,935,925)	(6,233,981)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	31,169,906	—

Allocation of net loss	$5,996,318	$(6,296,041)

Denominator:
Weighted-average shares outstanding	17,182,917	4,743,750
Basic and diluted net income (loss) per share	$0.35	$(1.33)
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, 18,975,000 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the trust account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at June 30, 2023 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,392,952)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	32,883,377

Class A ordinary shares subject to possible redemption at redemption value at December 31, 2022	194,737,885
Re-measurement on Class A ordinary shares subject to possible redemption	2,105,252

Class A ordinary shares subject to possible redemption at redemption value at March 31, 2023	196,873,137
Re-measurement on Class A ordinary shares subject to possible redemption	2,318,917

Class A ordinary shares subject to possible redemption at redemption value at June 30, 2023	$199,192,054

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $29,762,992, $24,385,503 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurements of $2,318,917 and 4,424,169 for the three and six months ended June 30, 2023.

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
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
On January 1, 2023, the Company adopted ASU
No. 2020-06,
Debt with Conversion and other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40).
The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. Adoption of the standard did not have a material impact on its financial position, results of operations or financial statement disclosure.
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
NOTE 4 — PRIVATE PLACEMENT
The Company entered into an agreement with the Sponsor pursuant to which the Sponsor purchased
an aggregate of 7,942,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of $7,942,500 in the aggregate in a private placement that occurred substantially concurrently with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $
12.00
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000
. The Company also made a $3,462 payment related to a Sponsor invoice. Both of these items are recorded within due from related party on the condensed balance sheet as of June 30, 2023 and December 31, 2022.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. The Company drew an aggregate of $600,000 and has accrued $6,309 of interest on principal amounts outstanding as of June 30, 2023 and no amounts outstanding as of December 31, 2022.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.
Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 18,975,000 Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value of $10.10 and zero per share, respectively.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 4,743,750 shares of Class B ordinary shares issued and outstanding of which an aggregate of up to 618,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022. In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At June 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $199,192,054 and $194,767,885, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of June 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury Trust Funds held in Trust Account as of June, 2023	$199,192,054	$—	$—
U.S. Treasury Securities held in Trust Account as of December 31, 2022	$194,767,885	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
In connection with the shareholders’ vote at the Special Meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A Shares were tendered for redemption. Shareholders validly redeemed their shares for

$
149,486,187
,
or approximately $10.53 per Class A Share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023. Subsequent to the redemptions, 4,772,187 Class A Shares remained issued and outstanding
.
On July 13, 2023, the Company issued an aggregate of 4,743,749 shares of its Class A Shares to Consilium Acquisition Sponsor I, LLC, the Company’s sponsor (the “Sponsor”) and the holder of the Company’s Class B Shares, upon the conversion of an equal number of Class B Shares (the “Conversion”). The 4,743,749 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.
Following the Conversion and the redemptions, there were 9,515,936 Class A Shares issued and outstanding and one Class B Share issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 49.9% of the Company’s outstanding Class A Shares. The issuance of Class A Shares upon the Conversion has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof. The amount remaining in the trust account as of the redemption date, July 11, 2023 was approximately $50,227,799.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “CSLM Acquisition Corp.,” “Consilium Acquisitions Corp. I,” “our,” “us” or “we” refer to CSLM Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

CSLM Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date” or the “Combination Period”). The Company is required to deposit $70,000 into the Trust Account for each of the fifteen (15) additional one (1) month extension periods. At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”).

Results of Operations

Our entire activity from inception through June 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2023, we had a net income of $2,093,294, which consisted of $2,318,917 realized gain and dividends on marketable securities held in the Trust Account, offset by $62,906 of legal and accounting expenses, $119,110 of insurance expense, $37,794 of dues and subscriptions expense, and $5,813 of bank fees, general and administrative expenses.

For the six months ended June 30, 2023, we had a net income of $3,711,924, which consisted of $4,424,169 realized gain and dividends on marketable securities held in the Trust Account, offset by $326,532 of legal and accounting expenses, $236,912 of insurance expense, $140,940 of dues and subscriptions expense, and $7,861 of bank fees, general and administrative expenses

For the three months ended June 30, 2022, we had a net loss of $114,949, which consisted of $255,027 in legal and accounting expenses, $119,110 of insurance expense, $20,685 of sponsor expenses, and $13,333 dues and subscriptions expense, offset by $293,206 realized gain on marketable securities held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of $299,723, which consisted of $289,191 in legal and accounting expenses, $221,205 of insurance expense, $20,685 of sponsor expenses, $121,488 dues and subscriptions expense, and $5 of bank fees, offset by $352,851 realized gain on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company had $173,914 and $224,474 in cash, respectively, and working capital (deficit) of $(560,294) and $151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. In addition, management is currently evaluating the impact of various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSLM Acquisition Corp.

Date: August 14, 2023	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer