Form 10-Q
period 2023-09-30
CSLM ACQUISITION CORP.
filed 2023-11-20
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
of the Exchange Act).    Yes
☒
    No  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of November 10, 2023 was approximately $102,581,790. As of November 14, 2023, there were 9,515,936 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	2

	Condensed Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022

Assets:
Current assets:
Cash	$64,500	$224,474
Prepaid expenses	157,934	494,844
Due from related party	28,462	28,462
Marketable securities held in Trust Account	51,085,939	194,767,885

Total Assets	$51,336,835	$195,515,665

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$15,764	$8,185
Accrued expenses	402,580	307,966
Accrued offering costs	—	279,678
Promissory note – related party	900,000	—
Accrued interest - related party	15,210	—
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	7,974,804	7,237,079
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 4,772,187 and 18,975,000 shares subject to redemption as of September 30, 2023 and December 31, 2022, respectively	51,085,939	194,767,885
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 and none issued and outstanding, excluding 4,772,187 and 18,975,000 subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively	474	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 4,743,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	0	474
Additional paid-in capital	—	—
Accumulated deficit	(7,724,382)	(6,489,773)

Total Shareholders’ Deficit	(7,723,908)	(6,489,299)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$51,336,835	$195,515,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Insurance expense	$120,419	$120,419	$357,331	$341,624
Dues and subscriptions	83,504	12,218	224,444	133,706
Legal and accounting expenses	99,540	54,123	426,072	343,314
Bank fees, general and administrative expenses	8,901	7,754	16,762	28,444

Operating expenses	312,364	194,514	1,024,609	847,088

Loss from operations	(312,364)	(194,514)	(1,024,609)	(847,088)

Other income:
Realized gain on marketable securities held in Trust Account	—	1,013,450	2,538,270	1,366,301
Dividends on marketable securities held in Trust Account	1,170,072	—	3,055,971	—

Total other income, net	1,170,072	1,013,450	5,594,241	1,366,301

Net income	$857,708	$818,936	$4,569,632	$519,213

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,786,025	18,975,000	15,541,353	17,793,407
Basic and diluted net income (loss) per share, Class A ordinary shares stock subject to redemption	$0.12	$0.05	$0.32	$0.39
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,073,437	4,743,750	1,372,733	4,743,750
Basic and diluted net loss (income) per share, non-redeemable Class A ordinary shares	$(0.05)	$(0.01)	$(0.15)	$1.34
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	670,313	—	3,371,017	—
Basic and diluted net loss (income) per share, non-redeemable Class B ordinary shares	$(0.02)	$—	$(0.05)	$—
The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Temporary Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital		Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474		$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	—		—	(2,105,252)	(2,105,252)
Net income	—	—	—	—	—	—		—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	196,873,137	—	—	4,743,750	474		$—	(6,976,395)	(6,975,921)
Remeasurement of Class A ordinary shares subject to redemption	—	2,318,917	—	—	—	—		—	(2,318,917)	(2,318,917)
Net income	—	—	—	—	—	—		—	2,093,294	2,093,294

Balance – June 30, 2023 (unaudited)	18,975,000	199,192,054	—	—	4,743,750	474		—	(7,202,018)	(7,201,544)
Redemption of Class A ordinary shares	(14,202,813)	(149,486,187)	—	—	—	—		—	—	—
Conversion of Sponsor Class B ordinary shares to Class A ordinary shares	—	—	4,743,749	474	(4,743,749)	(474)		—	—	—
Remeasurement of Class A ordinary shares subject to redemption	—	1,380,072	—	—	—	—		—	(1,380,072)	(1,380,072)
Net income	—	—	—	—	—	—		—	857,708	857,708

Balance –September 30, 2023 (unaudited)	4,772,187	$51,085,939	4,743,749	$474	1	$0	$		$(7,724,382)	$(7,723,908)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	160,830,445	—	—	—	—	17,472,540	—	17,472,540
Sale of private placement warrants	—	—	—	—	—	—	7,942,500	—	7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	30,876,700	—	—	—	—	(25,439,566)	(5,437,134)	(30,876,700)
Net loss	—	—	—	—	—	—	—	(184,774)	(184,774)

Balance as of March 31, 2022 (unaudited)	18,975,000	191,707,145	—	—	4,743,750	474	$—	(5,671,062)	(5,670,588)
Remeasurement of Class A ordinary shares subject to redemption	—	293,206	—	—	—	—	—	(293,206)	(293,206)
Net loss	—	—	—	—	—	—	—	(114,949)	(114,949)

Balance as of June 30, 2022 (unaudited)	18,975,000	192,000,351	—	—	4,743,750	474	—	(6,079,217)	(6,078,743)
Remeasurement of Class A ordinary shares subject to redemption	—	1,013,450	—	—	—	—	—	(1,013,450)	(1,013,450)
Net loss	—	—	—	—	—	—	—	818,936	818,936

Balance as of September 30, 2022 (unaudited)	18,975,000	$193,013,801	—	$—	4,743,750	$474	$—	$(6,273,731)	$(6,273,257)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,569,632	$519,213
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Insurance expense amortization	—	341,624
Dues and subscriptions expense amortization	—	48,848
Realized gains on marketable securities held in Trust Account	(2,538,270)	(1,366,301)
Accrued dividends on marketable securities held in Trust Account	(217,803)	—
Changes in current assets and current liabilities:
Prepaid expense	336,910	(1,007,000)
Accounts payable	7,579	1,547
Accrued expenses	94,614	223,460
Accrued interest - related party	15,210	—
Accrued offering costs	(279,678)	(410,948)

Net cash provided by (used) in operating activities	1,988,194	(1,649,557)

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(395,435,168)	(575,475,500)
Proceeds from redemption of treasury securities	541,873,187	383,828,000

Net cash provided by (used) in investing activities	146,438,019	(191,647,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	189,750,000
Proceeds from sale of private placement warrants	—	7,942,500
Payment of underwriting fee	—	(3,795,000)
Proceeds from promissory note – related party	900,000	(206,313)
Payment of redemptions to Class A ordinary shareholders	(149,486,187)	—
Due from related party	—	25,000
Reduction of deferred offering costs	—	(138,826)

Net cash (used in) provided by financing activities	(148,586,187)	193,577,362

Net Change in Cash	(159,974)	280,305
Cash – Beginning of the period	224,474	20

Cash – End of the period	$64,500	$280,325

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$5,804,241	$32,183,356
Deferred underwriter fee payable	$—	$6,641,250
Deferred offering costs included in accrued offering costs	$(279,678)	$279,678
The accompanying notes are an integral part of the unaudited condensed financial statements.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the from April 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of investment income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem
100% of the Company’s public shares if the Company does not complete its initial business combination within 18 months (or 24 months if the sponsor exercises its extension options) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 18 months (or 24 months if the sponsor exercises its extension options) from the closing of the IPO, subject to applicable law.

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
In connection with the shareholders’ vote at the special meeting held by the Company on June 29, 2023, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. On August 14, 2023, the Company deposited $
70,000

into the Trust Account to extend the time to complete the business combination by one (1) month from August 18, 2023 to September 18, 2023. On September 14, 2023, the Company deposited $
70,000
into the Trust Account to extend the time to complete the business combination by one
(1) month from September 18, 2023 to October 18, 2023. As of September 30, 2023, the Company has exercised three (3) of the fifteen (15) additional (1) month extension periods.
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
Going Concern Consideration
As of September 30, 2023 and December 31, 2022, the Company had $64,500 and $224,474 in cash, respectively, and working capital (deficit) of $(1,082,658) and 151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods

Emerging Growth Company
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
Net Income (Loss) Per Ordinary Share
The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and nine months ended September 30, 2023, reflective of the respective participation rights. The Company split the amount to be allocated using a ratio of
80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
Class A and Class B ordinary shares for the three months and nine ended September 30, 2022, reflective of the respective participation rights.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2023 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2023
Net income	$857,708
Remeasurement of temporary equity to redemption value	(1,380,072)

Net loss including remeasurement of temporary equity to redemption value	$(522,364)

	For the Three Months Ended September 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares as of September 30, 2023	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	(306,030)	(201,572)	(14,762)
Deemed dividend for remeasurement of temporary equity to redemption value	1,380,072	—	—

Total net income (loss) allocated by class	$1,074,042	$(201,572)	$(14,762)

Denominator:
Weighted-average shares outstanding	8,786,025	4,073,437	670,313
Basic and diluted net income (loss) per share	$0.12	$(0.05)	$(0.02)

For the Nine Months Ended September 30, 2023
Net income	$4,569,632
Remeasurement of temporary equity to redemption value	(5,804,241)

Net loss including remeasurement of temporary equity to redemption value	$(1,234,609)

	For the Nine Months Ended September 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares as of September 30, 2023	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	(875,826)	(201,572)	(157,211)
Deemed dividend for remeasurement of temporary equity to redemption value	5,804,241	—	—

Total net income (loss) allocated by class	$4,928,415	$(201,572)	$(157,211)

Denominator:
Weighted-average shares outstanding	15,541,353	1,372,733	3,371,017
Basic and diluted net income (loss) per share	$0.32	$(0.15)	$(0.05)
The

following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2022 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2022
Net income	$818,936
Remeasurement of temporary equity to redemption value	(1,013,450)

Net loss including remeasurement of temporary equity to redemption value	$(194,514)

	For the Three Months Ended September 30, 2022

	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss including remeasurement of temporary equity	$(155,611)	$(38,903)
Deemed dividend for remeasurement of temporary equity to redemption value	1,013,450	—

Allocation of net loss	$857,839	$(38,903)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net income (loss) per share	$0.05	$(0.01)

For the Nine Months Ended September 30, 2022
Net loss from beginning of year through date of initial public offering	$(2,644)
Net income from date of initial public offering through September 30, 2022	521,857
Total net income for the nine months ended September 30, 2022	519,213
Remeasurement of temporary equity to redemption value	(32,183,356)
Net loss including remeasurement of temporary equity to redemption value	$(31,664,143)

	For the Nine Months Ended September 30, 2022

	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net loss from beginning of year through date of initial public offering based on ownership percentage	$—	$(2,644)
Allocation of net loss date of initial public offering to September 30, 2022 based on ownership percentage	417,486	104,371
Less: remeasurement of temporary equity allocation based on ownership percentage	(25,746,685)	(6,436,671)
Plus: remeasurement of temporary equity applicable to Class A redeemable shares	32,183,356	—

Allocation of net loss	$6,854,157	$(6,334,944)

Denominator:
Weighted-average shares outstanding	17,793,407	4,743,750
Basic and diluted net income (loss) per share	$0.39	$(1.34)
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. Accordingly, at September 30, 2023, 4,772,187
shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Class A ordinary shares subject to possible redemption is reflected on the balance sheet at September 30, 2023 as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,392,952)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	32,883,377

Class A ordinary shares subject to possible redemption at redemption value at December 31, 2022	194,767,885
Re-measurement on Class A ordinary shares subject to possible redemption	2,105,252

Class A ordinary shares subject to possible redemption at redemption value at March 31, 2023	196,873,137
Re-measurement on Class A ordinary shares subject to possible redemption	2,318,917

Class A ordinary shares subject to possible redemption at redemption value at June 30, 2023	199,192,054
Shareholder redemption of Class A ordinary shares	(149,486,187)
Re-measurement on Class A ordinary shares subject to possible redemption	1,380,072

Class A ordinary shares subject to possible redemption at redemption value at September 30, 2023	51,085,939

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $29,762,992, $24,385,503 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurements of $1,380,072 and 5,804,241 for the three and nine months ended September 30, 2023.

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
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made a $3,462 payment related to a Sponsor invoice. Both of these items are recorded within due from related party on the condensed balance sheet as of September 30, 2023 and December 31, 2022.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. The Company drew an aggregate of $900,000 and has accrued $15,210 of interest on principal amounts outstanding as of September 30, 2023 and no amounts outstanding as of December 31, 2022.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.
Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares.
The non-redeemable Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable Class A ordinary shares do not have voting rights to appoint or remove directors of the Company.
At September 30, 2023 and December 31, 2022, there were 4,743,749 and no non-redeemable
Class A ordinary shares issued or outstanding, excluding 4,772,187 and 18,975,000 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value of $10.10 and zero per share, respectively.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At September 30, 2023 and December 31, 2022, there were one (1) and 4,743,750 shares of Class B ordinary shares issued and outstanding, respectively of which an aggregate of up to 618,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022. In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At September 30, 2023 and December 31, 2022, the Company’s marketable securities held in the Trust Account were valued at $51,085,939 and $194,767,885, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of September 30, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury Trust Funds held in Trust Account as of September, 2023	$51,085,939	$—	$—
U.S. Treasury Securities held in Trust Account as of December 31, 2022	$194,767,885	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
On October 14, 2023, the Company deposited $70,000
into the Trust Account to extend the time to complete the business combination by one (1) month from October 18, 2023 to November 18, 2023.
In October 2023, the Company has drawn an additional $30,000 from the Sponsor under the Working Capital Note, bringing the outstanding balance to $930,000.

On November 14, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from November 18, 2023 to December 18, 2023.

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

As of September 30, 2023, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within 18 months (or 24 months if the sponsor exercises its extension options) from the closing of the IPO or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 18 months (or 24 months if the sponsor exercises its extension options) from the closing of the IPO, subject to applicable law.

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

Results of Operations

Our entire activity from inception through September 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2023, we had a net income of $857,708, which consisted of $1,170,072 realized gain and dividends on marketable securities held in the Trust Account, offset by $99,540 of legal and accounting expenses, $120,419 of insurance expense, $83,504 of dues and subscriptions expense, and $8,901 of interest expense.

For the nine months ended September 30, 2023, we had a net income of $4,569,632, which consisted of $5,594,241 realized gain and dividends on marketable securities held in the Trust Account, offset by $426,071 of legal and accounting expenses, $357,331 of insurance expense, $224,444 of dues and subscriptions expense, 15,210 of interest expense, and $1,552 of bank fees, general and administrative expenses.

For the three months ended September 30, 2022, we had net income of $818,936, which consisted of $1,013,450 realized gain on marketable securities held in the Trust Account, offset by $54,123 in legal and accounting expenses, $120,419 of insurance expense, $13,333 dues and subscriptions expense, and $7,754 of bank fees, general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $519,213, which consisted of $1,366,301 realized gain on marketable securities held in the Trust Account, offset by $343,314 in legal and accounting expenses, $341,624 of insurance expense, $121,488 dues and subscriptions expense, and $28,444 of bank fees, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had $64,500 and $224,474 in cash, respectively, and working capital (deficit) of $(1,082,658) and $151,951, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

CSLM Acquisition Corp.

Date: November 20, 2023	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial OfficerJ