Form 10-K
period 2023-12-31
CSLM ACQUISITION CORP.
filed 2024-04-01
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File
No. 001-41219

CSLM ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
(Previously Consilium Acquisition Corp I, Ltd)

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
12b-2
of the Exchange Act): Yes ☒ No ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $50,060,242
.
As of
April 1
,
 2024, there
were 9,515,936 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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

PART I.
References in this Annual Report on Form
10-K
(this “Annual Report”) to “we,” “us,” “our” or the “Company” are to CSLM Acquisition Corp. (previously Consilium Acquisition Corp I, Ltd.), a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Consilium Acquisition Sponsor I LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our sponsor and each of our independent directors.

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

Upon the closing of our initial public offering and the sale of the private placement warrants, $191,647,500 ($10.10 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the sale of private placement warrants were placed in a trust account (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account, as described below. Our management team has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Although CSLM has signed a Merger Agreement with a target company, as described below, there is no assurance that the we will be able to complete a business combination successfully. We must complete a business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into a business combination. We will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.
We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt. We have not engaged in, and we will not engage in, any operations until we complete a business combination, and we have not generated any operating revenues to date. Our only activities since inception through December 31, 2023 have been organizational activities and those necessary to prepare for our initial offering. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “
Special Meeting
”), CSLM and its trustee, Continental Stock Transfer & Trust Company amended (the “
Amendment
”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “
Trust Agreement
”), by and between the Company and Continental Stock Transfer & Trust Company (the “
Trustee
”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “
Termination Date
”) by depositing into the Trust Account $70,000 for each
one-month
extension (each an “
Extension
”).
At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “
Articles of Association
”).
In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption.
On July 13, 2023, as was approved by the shareholders at the Special Meeting, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.” The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading under the same ticker symbol “CSLM”.

We will provide our holders of the outstanding public shares (the “
public shareholders
”) with the opportunity to redeem all or a portion of their ordinary shares upon the completion of a business combination for a pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (which interest shall be net of taxes payable), calculated as of two business days prior to the completion of the business combination. If we have not completed our initial business combination by October 18, 2024, with the monthly Extensions, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the ordinary shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding ordinary shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination within the combination period.
Merger Agreement
On January 22, 2024, CSLM Acquisition Corp. (“
CSLM
” or “
Parent
”), a Cayman Islands exempted company (which
shall de-register from
the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)), entered into a Merger Agreement, by and among CSLM, CSLM Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of CSLM (“
Merger Sub
”), and Fusemachines Inc., a Delaware corporation (“
Fusemachines
” or the “
Company
”) (as it may be amended and/or restated from time to time, the “
Merger Agreement
”). Capitalized terms used in this Current Report on
Form 8-K but
not otherwise defined herein have the meanings given to them in the Merger Agreement.
Fusemachines is a global provider of enterprise Artificial Intelligence (“
AI
”) products and solutions on a mission to democratize AI, by providing high quality AI education in underserved communities and helping organizations achieve their full potential with AI.
The board of directors of CSLM has unanimously approved and declared advisable the Merger Agreement and the Business Combination (as defined below) and resolved to recommend approval of the Merger Agreement and related matters by CSLM’s shareholders. The Merger is expected to be consummated after obtaining the required approval by the shareholders of CLSM and Fusemachines and the satisfaction of certain other customary closing conditions.
The following description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on
Form 8-K
filed January 23, 2024, and incorporated herein by reference.
The Merger
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the Domestication (as defined below) Merger Sub will merge with and into Fusemachines (the “
Merger
”), after which Fusemachines will be the surviving corporation (the “
Surviving Corporation
”) and a wholly-owned subsidiary of CSLM. The transactions contemplated by the Merger Agreement together with the other related agreements are referred to herein as the “
Business Combination
.” The time of the closing of the Business Combination is referred to herein as the “
Closing
.” The date of the Closing is referred to herein as the “
Closing Date
.” In connection with the Business Combination, CSLM will be renamed “Fusemachines, Inc.” (“
Pubco
”). The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger (the “
Effective Time
”).
The Domestication
At least one Business Day prior to the date of the Effective Time and on the terms and subject to the conditions of the Merger Agreement, CSLM shall de-register from
the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation in accordance with Parent’s organizational documents, Section 388 of the Delaware General Corporation Law, as amended, and Part XII of the Companies Act (Revised) of the Cayman Islands (the “
Domestication
”).

In connection with the Domestication, (x) prior to the Domestication, Consilium Acquisition Sponsor I, LLC, a Cayman Islands limited liability company and the Sponsor of CSLM (“
Sponsor
”), will surrender to CSLM for no consideration the sole issued and outstanding Class B ordinary share of CSLM, par value $0.0001 per share, and (y) at the effective time of the Domestication, (i) each then issued and outstanding Class A ordinary share of CSLM, par value $0.0001 per share, after giving effect to redemptions occurring prior to the Domestication, will convert automatically, on a one-for-one basis,
into one share of common stock, par value $0.0001 per share, of Parent (each a “
Parent Common Share
”), (ii) each then issued and outstanding Parent Class B Ordinary Share shall convert automatically into one Parent Common Share; (iii) each then issued and outstanding warrant of CSLM will become exercisable for one Parent Common Share (“
Domesticated Parent Warrant
”), pursuant to the Warrant Agreement, dated as of January 12, 2022, by and between CSLM and Continental Stock Transfer & Trust Company, as warrant agent, (iv) each then issued and outstanding Parent Right shall convert automatically into one right to acquire one-tenth (1/10)
of one Parent Common Share upon the consummation of Parent’s initial business combination, pursuant to the terms of the Parent Rights Agreement (“
Domesticated Parent Right
”); and (v) each then issued and outstanding unit of CSLM shall separate and convert automatically into one Parent Common Share, one right to acquire one-tenth of
a Parent Common Share,
and one-half of
one Domesticated Parent Warrant.
Consideration and Structure
Under the Merger Agreement, the Fusemachines equityholders that hold shares of Company Common Stock (as defined below), shares of Company Preferred Stock (as defined below), Company Options (as defined below), or Company Convertible Notes (as defined below) will receive an aggregate of the number of Parent Common Shares equal to the quotient obtained by dividing (a) $200,000,000, by (b) US$10.00 (the “
Aggregate Merger Consideration
”) in exchange for all of Fusemachines’s Aggregate Fully Diluted Company Common Stock, as defined below.
The Merger Agreement also provides, among other things, Parent, Sameer Maskey, the founder and Chief Executive Officer of the Company, and the Company are entering into and delivering a Founder Transaction Bonus Agreement, (the “
Founder Transaction Bonus Agreement
”), pursuant to which Mr. Maskey will be entitled to a transaction completion bonus upon the Closing upon the terms set forth in the Founder Transaction Bonus Agreement.
Sponsor Convertible Notes
Within five (5) Business Days following the execution of the Merger Agreement, and as a condition to Closing, an affiliate of Sponsor will provide to the Company loans in an aggregate amount of $6.5 million in the form of convertible promissory notes, of which $4.5 million shall be used by the Company for general corporate purposes, including debt repayment, and $2.0 million shall be used by the Company to repurchase certain Company shares from Mr. Maskey (collectively, the “
Sponsor Convertible Notes
”), and contemporaneously therewith, Mr. Maskey shall enter into a pledge agreement with the Sponsor and the Company (the “
Pledge Agreement
”), pursuant to which Mr. Maskey shall pledge certain shares of Company Common Stock held by him to secure the Company’s obligations under the Sponsor Convertible Notes. The Sponsor Convertible Notes (i) may convert into shares of Preferred Stock of the Company prior to the Closing of Merger at the option of the Sponsor in the event of a Qualified Financing, as defined in the Sponsor Convertible Notes, or (ii) automatically convert into shares of Common Stock of the Company prior to the Closing of the Merger, at the Conversion Price set forth and defined in the Sponsor Convertible Notes, upon receipt of five days’ notice the date of the Closing.
The PIPE Investment
In connection with the transactions contemplated by the Merger Agreement, Parent will enter into subscription agreements, in the form and substance as reasonably agreed upon by Parent and the Company (the “
Subscription Agreements
”), with certain investors providing for aggregate investments in Parent Common Shares in a private placement on or prior to the Closing of an amount as of immediately prior to the Effective Time, the sum of (i)

$8,240,000, (ii) the outstanding balance under the Amended and Restated Promissory Note of up to $2 Million, dated as of January 18, 2024, issued by Parent in favor of Sponsor to fund Parent’s working capital requirements, as it may be from time to time amended or supplemented, and (iii) up to $3,000,000, subject to reduction up to zero as follows:
(a) a dollar-for-dollar reduction
for Parent Closing Excess Cash of up to $1,000,000, and (b) a 20% reduction for every dollar of Parent Closing Excess Cash in excess of $1,000,000 (the “
Contingent PIPE Investment Amount
”), if any (the “
PIPE Investment Amount
”) at $10.00 per Parent Common Share (the “
PIPE Investment
”). “
Parent Closing Excess Cash
” means (i) the amount of cash available in the Trust Account immediately prior to the Effective Time after deducting the amount required to satisfy the Parent Redemption Amount plus (ii) the proceeds of any equity investments (including any private investments in public equity) or debt financing facilities that are or will be actually received by Parent prior to or substantially concurrently with the Closing, but excluding the PIPE Investment Amount.
Treatment of Fusemachines Securities
Pursuant to the Merger Agreement, at the Effective Time, each option (whether vested or unvested) (each, a “
Company Option
”) to purchase shares of common stock of the Company
 (“Company Common Stock
”) that is outstanding as of immediately prior to the Effective Time will be converted into an option to acquire, subject to substantially the same terms and conditions as were applicable under such Company Option (including expiration date, vesting conditions, and exercise provisions), the number of Parent Common Shares (rounded down to the nearest whole share), determined by multiplying the number of shares of Company Common Stock subject to such Company Option as of immediately prior to the Effective Time by the Conversion Ratio (as defined below), at an exercise price per Parent Common Share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Company Common Stock of such Company Option divided by (B) the Conversion Ratio (a “
Converted Stock Option
”). At the Effective Time, Parent will assume all obligations of the Company with respect to each Converted Stock Option.
Pursuant to the Merger Agreement, effective immediately prior to the Effective Time, each of the Company’s issued and outstanding convertible promissory notes (the “Company Convertible Notes”) shall be (i) treated in accordance with the terms of the relevant agreement governing such Company Convertible Notes, and (ii) converted into Company Preferred Stock or Company Common Stock, as applicable.
The “
Conversion Ratio
” is the quotient obtained by dividing (i) the number of Parent Common Shares constituting the Aggregate Merger Consideration, by (ii) the “Aggregate Fully Diluted Company Common Stock”, which means: the sum, without duplication, of (a) all shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of shares of Company Common Stock issuable upon conversion of all shares of Company Preferred Stock that are issued and outstanding immediately prior to the Effective Time; plus (c) the aggregate number of shares of Company Common Stock issuable upon full exercise of all Company Options (whether vested or unvested); plus (d) the aggregate number of shares of Company Common Stock issuable upon full conversion of all Company Convertible Notes that are outstanding immediately prior to the Effective Time; plus (e) the aggregate number of shares of Company Common Stock issuable upon full conversion, exercise or exchange of any other securities of the Company outstanding immediately prior to the Effective Time directly or indirectly convertible into or exchangeable or exercisable for shares of Company Common Stock.
The Pubco Bylaws will provide that the Parent Common Shares issued as consideration pursuant to the Merger will be subject to a lock-up for
a period of the shorter period of (i) one year after the Closing Date and (ii) subsequent to the Closing Date, (x) if the last reported sale price of Parent Common Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share
dividends, rights issuances, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day
period commencing at least 120 days after the Closing Date or (y) the date following the Closing Date on which the PubCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the PubCo’s shareholders having the right to exchange their Parent Common Shares for cash, securities or other property. The board of directors of the PubCo may, in its sole discretion, determine to waive, amend or repeal such lock-up obligations,
whether in whole or in part.
The Sponsor Support Agreement provides that the Parent Common Shares owned by the Sponsor shall be subject to a “lock-up” of
the same duration and terms as those set forth in the Pubco Bylaws with respect to Parent Common Shares issued as consideration in the Merger.

Representations, Warranties and Covenants
The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of the Company and CSLM and their respective subsidiaries prior to the Closing, including the Company’s covenant to deliver to CSLM its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “
Financial Statements
”) for inclusion in the registration statement on
Form S-4 to
be filed by CSLM in connection with the Business Combination (the “
Registration Statement
”), and that such Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. The Company has covenanted to provide the Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month delay
to March 31,
2024 (pro-rated for
a partial month), $50,000 for the
second one-month delay
to April 30, 2024 and thereafter $70,000 for each
subsequent one-month delay (pro-rated for
any partial month).
CSLM and the Company may also mutually agree that CSLM enter into and consummate subscription agreements with investors to purchase securities of CSLM in connection with the PIPE Investment on terms mutually agreeable to CSLM and the Company.
Conditions to Closing
The Closing is subject to certain customary conditions, including, among other things: (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of CSLM and the Company; (ii) the effectiveness of the Registration Statement; (iii) the Parent Common Shares being conditionally approved for listing on the Nasdaq Stock Market (“
Nasdaq
”) or another national stock exchange; (iv) the Domestication shall have been consummated on the day that is at least one Business Day prior to the Closing Date (v) delivery of the respective certificates, authorizations and certificates of good standing from the Company, CSLM and Merger Sub; (vi) the Company shall have obtained each Company Consent; (vii) Company shall have delivered to Parent executed employment agreements with certain employees; (viii) the size and composition of the post-Closing Parent Board of Directors shall have been appointed; (ix) the PIPE Investment shall have been consummated as of immediately prior to the Closing with gross proceeds in an amount not less than the PIPE Investment Amount; and (x) there shall not have occurred an Event of Default under a Sponsor Convertible Note, as defined in the applicable Sponsor Convertible Note.
Termination without Default
The Merger Agreement may be terminated by CSLM and the Company under certain circumstances, including, among others, (i) by mutual written agreement of CSLM and the Company, (ii) by either CSLM or the Company if (1) the Closing has not occurred on or before the latest of (A) October 18, 2024, and (B) such date as approved in accordance with the Parent Articles to extend such date, the last date for Parent to consummate a Business Combination pursuant to such extensions (the “
Outside Date
”) and (2) the material breach or violation of any representation, warranty or covenant under the Merger Agreement by the party seeking to terminate the Merger Agreement is not the cause of, or has not resulted in, the failure of the Closing to occur by the Outside Date, (iii) in the event an Authority shall have issued an Order or enacted a Law (as such terms are defined in the Merger Agreement), having the effect of prohibiting the Merger or making the Merger illegal, which Order or Law is final and non-appealable, CSLM
or the Company shall have the right, at its sole option, to terminate this Agreement without liability to the other party; provided, however, that the right to terminate the Merger Agreement pursuant to this Section shall not be available to the Company or CSLM if the failure by such party or its Affiliates to comply with any provision of the Merger Agreement has been a substantial cause of, or substantially resulted in, such action by such Authority, (iv)in the event that the Parent Shareholder Meeting has been held (including any adjournment thereof) and has concluded, and the holders of Parent Common Shares have duly voted, and the Parent Shareholder Approval was not obtained, CSLM or the Company shall have the right, at its sole option, to terminate the Merger Agreement within five (5) Business Days thereafter; and (v) in the event an Event of Default (as defined in the applicable Sponsor Convertible Note) has occurred under a Sponsor Convertible Note, then CSLM or the Company, as applicable, shall have the right, at its sole option, to terminate the Merger Agreement without liability to the other party at any time; provided, however, that such termination by the Company for an Event of Default pursuant to Section 3(g) of such Sponsor Convertible Note shall be deemed a Parent Termination for Cause. Such right to terminate the Merger Agreement may be exercised by CSLM or the Company, as the case may be, giving written notice to the other at any time prior to the Outside Date.

Termination Upon Default
CSLM may terminate the Merger Agreement if (i) at any time prior to the Closing Date if (x) the Company shall have breached any representation, warranty, agreement or covenant contained herein to be performed on or prior to the Closing Date, which has rendered or would reasonably be expected to render the satisfaction of certain conditions impossible; (y) such breach cannot be cured or is not cured by the earlier of the Outside Date and thirty (30) days following receipt by the Company of a written notice from CSLM describing in reasonable detail the nature of such breach, provided, however, that CSLM is not then in material breach of any of its representations, warranties, covenants or agreements contained in the Merger Agreement; or (ii) at any time after the Company Shareholder Written Consent Deadline if the Company has not previously received the Company Shareholder Approval. For the avoidance of doubt, CSLM shall also have the right to terminate the Merger Agreement if (A) such conditions have been satisfied on or prior to the date of such termination (other than those conditions that, by their nature, cannot be satisfied until the Closing Date, but, which conditions would be satisfied if the Closing Date were the date of such termination), (B) CSLM and Merger Sub are willing, ready and able to effect the Closing, and (C) the Company fails to effect the Closing within two (2) Business Days following the written request of CSLM to proceed with the Closing.
The Company may terminate the Merger Agreement (i) at any time prior to the Closing Date if (x) CSLM shall have breached any of its covenants, agreements, representations, and warranties contained herein to be performed on or prior to the Closing Date, which has rendered or reasonably would render the satisfaction of certain conditions impossible; and (y) such breach cannot be cured or is not cured by the earlier of the Outside Date and thirty (30) days following receipt by CSLM of a written notice from the Company describing in reasonable detail the nature of such breach, provided, however, that the Company is not then in material breach of any of its representations, warranties, covenants or agreements contained in the Merger Agreement. For the avoidance of doubt, the Company shall also have the right to terminate if (A) such conditions have been satisfied on or prior to the date of such termination (other than those conditions that, by their nature, cannot be satisfied until the Closing Date, but, which conditions would be satisfied if the Closing Date were the date of such termination), (B) the Company is willing, ready and able to effect the Closing, and (C) CSLM and Merger Sub fail to effect the Closing within two (2) Business Days following the written request of the Company to proceed with the Closing.
In the event that the Merger Agreement is validly terminated by CSLM pursuant to Section 10.2(a) of the Merger Agreement, and at the time of any such termination, the Company is not permitted to terminate the Merger Agreement pursuant to Section 10.2(b) thereof, (such termination, a “
Parent Termination for Cause
”), then the Company shall pay to CSLM a termination fee in the amount equal to $1,000,000 (which fee shall be payable within two (2) Business Days after such termination).
In the event that the Merger Agreement is validly terminated by the Company pursuant to Section 10.2(b) of the Merger Agreement, and at the time of any such termination, Parent is not permitted to terminate the Merger Agreement pursuant to Section 10.2(a), then Sponsor and CSLM shall pay to (and Sponsor and CSLM shall be jointly and severally liable for) the Company a termination fee in the amount equal to $1,000,000 (which fee shall be payable within two (2) Business Days after such termination).
Governance
The executive management of the Company is expected to serve as the executive management of Pubco following the Closing. Pursuant to the Merger Agreement, Pubco’s board of directors will consist of five members, with the Sponsor having the right to designate one independent director and the remaining directors shall be designated by the Company. At least a majority of the board of directors shall qualify as independent directors under the Securities Act and Nasdaq or Alternate Exchange rules, as applicable. Pursuant to the Parent Certificate of Incorporation, the Parent’s Board of Directors will be a classified board with three classes of directors, with (I) one class of directors, the Class I Directors, initially serving until the first annual meeting of PubCo shareholders occurring after the Closing, such term effective from the Closing (but any subsequent Class I Directors serving a three (3) year term), (II) a second class of directors, the Class II Directors, initially serving until the second annual meeting of PubCo shareholders occurring after the Closing, such term effective from the Closing (but any subsequent Class II Directors serving a three (3) year term), and (III) a third class of directors, the Class III Directors, serving until the third annual meeting of PubCo shareholders occurring after the Closing, such term effective from the Closing (and with any subsequent Class III Directors serving a three (3) year term). The director designated by the Sponsor shall be a Class III Director.

The foregoing description of the Merger Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed hereto as Exhibit 2.1 and is incorporated herein by reference. The Merger Agreement contains representations, warranties and covenants that the parties to the Merger Agreement made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about CSLM, the Company or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in CSLM’s public disclosures.
Timeframes for Filing and Closing
CSLM expects to file the Registration Statement as promptly as practicable after the date of the Merger Agreement. The Closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Merger Agreement.
Certain Related Agreements
Sponsor Support Agreement
In connection with the execution of the Merger Agreement, CSLM entered into a support agreement (the “
Sponsor Support Agreement
”) with the Sponsor and the Company, pursuant to which the Sponsor agreed to, among other things, (i) vote all of its shares in favor of the various proposals related to the Business Combination and the Merger Agreement and any other matters necessary or reasonably requested by CSLM for consummation of the Business Combination, (ii) vote against any alternative proposal or alternative transaction or any proposal relating to an alternative proposal or alternative transaction, (iii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by CSLM (other than the Merger Agreement and transactions relating to the Merger), (iv) vote against any change in the business, management or board of directors of CSLM (other than in connection with the Merger), (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of CSLM, Merger Sub or the Sponsor under the Merger Agreement or the Parent Support Agreement, and (vi) vote in favor of any proposal to extend the period of time CSLM is afforded under its organizational documents to consummate an initial business combination, in each case, subject to the terms and conditions of the Parent Support Agreement. The Sponsor agrees that, effective as of and conditioned upon the Closing, it shall irrevocably forfeit and surrender to Parent 3,971,250 Parent Private Warrants purchased in connection with the initial public offering.
In addition, the Sponsor agreed to be bound by exclusivity and publicity sections of the Merger Agreement.

The foregoing description of the Parent Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Parent Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.
Company Support Agreement
In connection with the execution of the Merger Agreement, CSLM entered into a support agreement (the “
Company Support Agreement
”) with the Company and certain shareholders of the Company (the “
Company Supporting Shareholders
”) pursuant to which the Company Supporting Shareholders agreed to, among other things, (i) vote to adopt and approve, or to execute a written consent with respect to the approval, within five Business Days following the date of the effectiveness of the Registration Statement, the Merger Agreement and all other documents and transactions contemplated thereby, (ii) vote against any alternative proposal or alternative transaction or any proposal relating to an alternative proposal or alternative transaction, (iii) vote against any merger agreement or merger, consolidation, or combination sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and the transactions relating to the Merger), (iv) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of the Company (other than in connection with the Merger), and (v) vote against any proposal that would impede the Merger or that would result in a breach with respect to any obligation or agreement of the Company or the Company Supporting Shareholders under the Merger Agreement or the Company Support Agreement, in each case, subject to the terms and conditions of the Company Support Agreement.
In addition, the Company Supporting Shareholders agreed to be bound by exclusivity and publicity sections of the Merger Agreement.
The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Company Support Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.
Registration Rights Agreement
The Merger Agreement contemplates that, at the Closing, Pubco, the Sponsor and certain former shareholders of the Company (collectively, the “
Holders
”) will enter into a registration rights agreement (the “
Registration Rights Agreement
”), pursuant to which Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain Parent Common Shares and Domesticated Parent Warrants that are held by the Holders from time to time.
The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by CSLM, the Sponsor and the other parties thereto in connection with CSLM’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).
The foregoing description of the form of Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.
Founder Transaction Bonus Agreement
Parent, Sameer Maskey, the founder and Chief Executive Officer of the Company, and the Company are entering into and delivering a Founder Transaction Bonus Agreement, (the “
Founder Transaction Bonus Agreement
”), pursuant to which Mr. Maskey will be entitled to a transaction completion bonus upon the Closing upon the terms set forth in the Founder Transaction Bonus Agreement.
The foregoing description of the Founder Transaction Bonus Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Founder Transaction Bonus Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.

Effecting a Business Combination
Our Business Strategy
We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement that closed contemporaneously with the IPO. As disclosed in our Current Report on Form
8-K
filed with the SEC on January 23, 2024, we signed a Merger Agreement with Fusemachines, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
We believe our team’s strong network and differentiated expertise will help us execute on our business combination.
Fair Market Value of Target Business or Businesses
We believe that the target business for our business combination meets the Nasdaq requirement of having a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination.
The fair market value of the target business or businesses or assets has been determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business.
Lack of Business Diversification
For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we have met with and evaluated the target business’ management, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
In the event that the business combination is not consummated, we will have to find another target business relying on the following strengths of our management team, including their more than 85 years of combined experience investing in Frontier Growth Markets; their experience executing complex transactions and navigating complicated regulatory environments.
Business Combination Criteria
Consistent with our strategy, we have identified the following characteristics and guidelines that we believe are important in evaluating potential target businesses or entities. We have used these criteria and guidelines in assessing acquisition opportunities, including Fusemachines. In the event that the business combination with Fusemachines is not consummated, we will continue to use the following criteria as a guideline:

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

Additional Disclosures
Our Acquisition Process
Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete
restriction, may not present such opportunity to us at all, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. This may affect us if we do not consummate the business combination with Fusemachines.
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
Sourcing of Potential Business Combination Targets
If we are unable to complete the business combination with Fusemachines, we believe our team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world.
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
Financial Position
With funds available for a business combination initially in the amount of $51,976,918 assuming no further redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. We issued an interest-bearing promissory note to our Sponsor in the principal amount of $1,500,000 in February 2023. In January 2024, we amended the promissory note to increase the principal amount from $1,500,000 to $2,000,000. Proceeds from the promissory note will be applied towards monthly extension deposits and working capital needs.
Effecting Our Initial Business Combination
We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.
As disclosed in our Current Report on Form
8-K
filed with the SEC on January 23, 2024, we signed a Merger Agreement with Fusemachines, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.
In the case of the initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
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

We believe that the target business for this business combination meets the Nasdaq requirement of having a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination.
The fair market value of the target business or businesses or assets has been determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. Since Fusemachines is not an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. However, we have engaged the services of Marshall Stevens, LLC to render a fairness opinion.
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
Although our management will endeavor to evaluate the risks inherent in Fusemachines’ business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
Lack of business diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success will depend entirely on the future performance of Fusemachines’ business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited ability to evaluate the target’s management team
Although we have met with and evaluated the target business’ management, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
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
Extension of Time to Complete Business Combination
On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “
Special Meeting
”), CSLM and its trustee, Continental Stock Transfer & Trust Company amended (the “
Amendment
”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “
Trust Agreement
”), by and between the Company and Continental Stock Transfer & Trust Company (the “
Trustee
”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “
Termination Date
”) by depositing into the Trust Account $70,000 for each
one-month
extension (each an “
Extension
”).
At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “
Articles of Association
”).
In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption.

Redemption of public shares and liquidation if no initial business combination
If we anticipate that we may not be able to consummate our initial business combination by October 18, 2024, with the payment of $70,000 per month for each one month Extension, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 18, 2024 if the $70,000 Extension payments for each month is made.
Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by October 18, 2024. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 18, 2024.
Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 18, 2024, after depositing $70,000 in the Trust Account for each one month Extension, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $138,283 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. Additionally, we issued an interest-bearing promissory note to our Sponsor in the principal amount of $1,500,000 in February 2023. In January 2024, we amended the promissory note to increase the principal amount from $1,500,000 to $2,000,000. Proceeds from the promissory note will be applied towards monthly extension deposits and working capital needs.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $51,976,918 from the proceeds of our initial public offering and the sale of the private placement warrants, and have issued an interest bearing promissory note to the Sponsor in the principal amount of $1,500,000 (which has been amended to $2,000,000 in January 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 18, 2024, after depositing $70,000 in the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by such date, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by October 18, 2024, after depositing $70,000 in the Trust Account for each one month Extension with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the rights or warrants.
Amended and Restated Memorandum and Articles of Association
Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 18, 2024, after depositing $70,000 in the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

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

•
if our initial business combination is not consummated by October 18, 2024, after depositing $70,000 in the Trust Account for each one month Extension, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

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
Competition
Although we have signed a Merger Agreement, we have not yet completed the process of the business combination. We cannot ensure our ability in completing a business combination.
There are a number of factors that could impact our ability to complete the business combination. Our management believes, however, that if we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.
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
Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. A quorum for such meeting will be present if the one-third
of our issued and outstanding ordinary shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, directors and officers will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, directors and officers have agreed to vote any founder shares and public shares held by them (including any shares purchased in our initial public offering or in open market and privately-negotiated transactions) in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need only 1,603,380, or 33% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum, being one-third
of our issued and outstanding ordinary shares entitled to vote at the meeting, are voted), of the 4,772,187 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 50% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The agreement by our initial shareholders, directors and officers to vote in favor of our initial business combination and our quorum threshold will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
If we have not completed our initial business combination by October 18, 2024 after depositing $70,000 into the Trust Account for each one month Extension, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.
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

If we have not completed our initial business combination by October 18, 2024, our public shareholders may be forced to wait beyond such time before redemption from our trust account.
If we have not completed our initial business combination by October 18, 2024, after the deposit of $70,000 into the Trust Account for each one month Extension, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.
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
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were no authorized but unissued Class A ordinary shares and 4,743,750 Class B ordinary shares, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one
ratio but subject to adjustment as set forth herein. As of December 31, 2023, 2022 and 2021, there were no preference shares issued and outstanding.
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

CSLM’S ability to complete an initial business combination with Fusemachines may be impacted if such initial business combination is subject to U.S.
 foreign investment regulations and review by a U.S.
 government entity, such as the Committee on Foreign Investment in the United
 States (“CFIUS”), and ultimately prohibited.
The Sponsor is a Cayman Islands exempted limited partnership and is likely to be considered a “foreign person” under the regulations administered by CFIUS. As such, an initial business combination with Fusemachines may be subject to CFIUS jurisdiction, the scope of which includes controlling investments (within the meaning of “control” under the CFIUS regulations) as well as certain non-passive,
non-controlling
investments in sensitive U.S. businesses meeting certain criteria. The parties have determined that Fusemachines is not a TID U.S. business, as that term is defined in 31 C.F.R. § 800.248, and as a result, it is not mandatory to submit a CFIUS filing with respect to the Business Combination. The parties may determine to submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or recommend that the U.S. president block the initial business combination or order CSLM to divest all or a portion of Fusemachines following the Closing. Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and CSLM has limited time to complete its initial business combination. If CSLM cannot complete its initial business combination by July 18, 2024, by depositing $70,000 in the Trust Account on a monthly basis for each one-month
extension, or such later date that may be approved by CSLM’S shareholders, because the review process extends beyond such timeframe or because the Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, CSLM may be required to liquidate. If CSLM liquidates, its Public Shareholders may only receive their pro rata share of amounts held in the Trust Account that are available for distribution to Public Shareholders, and the CSLM Warrants will expire worthless. This will also cause shareholders to lose the investment opportunity in Fusemachines and the chance of realizing future gains on their investment through any price appreciation in the combined company.
Risks Related to Being Deemed an Investment Company
If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.
There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.
The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.
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
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by October 18, 2024, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.
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
Our sponsor is managed by CIC, which is owned by Charles Cassel and Jonathan Binder, who serve on our board of directors and as our Chief Executive Officer and Chief Financial Officer and our Chairman, respectively, and is owned by entities controlled by them and associated with CSLM (the “CSLM affiliates”). As a result, Mr. Cassel, Mr. Binder and the CSLM affiliates may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support, and their interests may differ from your interests.
Our sponsor is managed by CIC, which is owned by Charles Cassel and Jonathan Binder, who serve on our board of directors and as our Chief Executive Officer and Chief Financial Officer and our Chairman, respectively. In addition, our sponsor is owned by CSLM affiliates. As a result, Charles Cassel and Jonathan Binder and the CSLM affiliates may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any Class A ordinary shares in the initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over such actions.

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
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 18, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by October 18, 2024, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by October 18, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights and/or warrants, potentially at a loss.
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
As of December 31, 2023, the Company had $138,283 in cash and a working capital deficit of $1,676,487. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.
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
Our target company has businesses in foreign countries that may be subject to political, economic, and other uncertainties.
Our target company has operations outside the United States. As a result, we may face political and economic risks and other uncertainties with respect these potential international operations. These risks may include the following, among other things:

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

Item 1.B.	Unresolved Staff Comments.
None.

Item 1.C	Cybersecurity
We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any.
We maintain our operational files on designated cloud servers in a segregated secured drive with limited access. The files are backed up daily and held for 14 days before being rotated. In addition, all files are held in a collocated cloud facility that is updated in real time. Our cloud provider is responsible for making sure all security patches are installed in a timely fashion. We maintain a Sophos intelligent firewall system that is enhanced with an intrusion detection system provided by Huntress. We perform annual penetration tests and require ongoing cybersecurity awareness and training programs for all of our personnel. We additionally perform diligence procedures on our vendors and service providers to ensure these third parties have the necessary cybersecurity systems and protocols in place to protect our assets, data, and information.
While cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2.	Properties.
We currently maintain our executive offices at 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, administrative and support services. The affiliate of our sponsor has waived the $10,000 per month fee since IPO. We consider our current office space adequate for our current operations.

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
(b) Holders
As of April 1, 2024, there was approximately one holder of record of our units, approximately five holders of record of our separately traded Class A ordinary shares, approximately one holder of record of our outstanding rights to receive one-tenth
of one Class A ordinary share, approximately one holder of record of our Class B ordinary shares and approximately two holders of record of our redeemable warrants.
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
In connection with the initial public offering, we incurred offering costs of approximately $11,236,250 (including deferred underwriting commissions of approximately $6,641,250). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $191,647,500 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Annual Report on Form
10-K.
On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “
Special Meeting
”), CSLM and its trustee, Continental Stock Transfer & Trust Company amended (the “
Amendment
”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “
Trust Agreement
”), by and between the Company and Continental Stock Transfer & Trust Company (the “
Trustee
”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “
Termination Date
”) by depositing into the Trust Account $70,000 for each
one-month
extension (each an “
Extension
”).
At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “
Articles of Association
”).
In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption.
On July 13, 2023, as was approved by the shareholders at the Special Meeting, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.” The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading under the same ticker symbol “CSLM”.

There has been no other material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “
Item 1. Business
.”

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to CSLM Acquisition Corp
. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.
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
10-K.
Overview
We are a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2023, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On January 18, 2022, the Company consummated its Initial Public Offering of 18,975,000 units (the “Units”), including the issuance of 2,475,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (an “Ordinary Share”), one right to acquire one-tenth
of an Ordinary Share, and
one-half
of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $189,750,000. Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 7,942,500 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, CSLM Acquisition Sponsor I, LLC (the “Sponsor”), generating gross proceeds to the Company of $7,942,500. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Ordinary Share equals or exceeds $10.00 (as adjusted)); (2) they (including the Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.
A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 13, 2024 after depositing $70,000 into the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024 from the closing of the IPO, subject to applicable law.
On July 13, 2023 as approved by its shareholders at the Special Meeting, the Company and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”) in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”) by depositing into the Trust Account $70,000 for each one-month
Extension.
In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. On August 14, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from August 18, 2023 to September 18, 2023. On September 14, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from September 18, 2023 to October 18, 2023. On October 17, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from October 18, 2023 to November 18, 2023. On November 16, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from November 18, 2023 to December 18, 2023. On December 15, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from December 18, 2023 to January 18, 2024. As of December 31, 2023, the Company has exercised six (6) of the fifteen (15) additional (1) month extension periods.
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
On January 22, 2024, the Company (which shall
de-register
from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the closing date), entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).
Results of Operations
Our entire activity from inception through December 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the year ended December 31, 2023, we had net income of $4,626,782, which consisted of realized gains on marketable securities held in the Trust Account of $2,538,270 and dividend income on marketable securities held in the Trust Account of $3,736,950, offset by $477,750 of insurance expense amortization, $644,515 of legal and accounting expenses, $256,333 dues and subscriptions expenses, $240,000 of administrative expenses due to related party, $28,288 of interest expense on the promissory note with related party, and $1,552 of bank fees, general and administrative expenses.
For the year ended December 31, 2022, we had net income of $2,057,255, which consisted of realized gains on marketable securities held in the Trust Account of $3,120,385, offset by $462,043 of insurance expense amortization, $417,399 of legal and accounting expenses, $148,413 dues and subscriptions expenses, and $35,275 of bank fees, general and administrative expenses.
Liquidity, Capital Resources, and Going Concern
As of December 31, 2023, the Company had $138,283 in cash and a working capital deficit of $1,676,487, excluding marketable securities held in the Trust Account and the deferred underwriter fee liability.
For the year ended December 31, 2023, net cash provided by operating activities was $2,610,229. Net income of $4,626,782 was increased by $512,246 of changes in operating expenses and liabilities and the Sponsor waiver of administrative services fees of $240,000, and reduced by realized gains on marketable securities held in Trust Account of $2,538,270 and accrued dividends on marketable securities held in Trust Account of $230,530.
The Company’s liquidity needs through December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful by the Termination Date.
In addition, management is currently evaluating, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine and the middle east, that may impact our ability to consummate a Business Combination.
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
On November 28, 2023, the Company and the underwriter entered into an agreement under which (i) the Sponsor will transfer 426,000 Class A ordinary shares held by the Sponsor to the underwriter upon the closing of the Company’s initial business combination and (ii) the underwriter will waive the deferred underwriter fee payable and any deferred underwriting commissions payable pursuant to the underwriter agreement dated April 22, 2021. For avoidance of doubt, the agreement applies only if the initial Business Combination is consummated, and the transfer of shares is effective and completed. Except as specifically amended in the agreement, all terms of the underwriting agreement dated April 22, 2021 shall remain in full force and effect.
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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 2,475,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2022, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $3,795,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 28, 2023, the Company and BTIG entered into an agreement under which BTIG waived its entitlement to the payment of the deferred compensation and instead receive 426,000 Class A ordinary shares from shares held by the Sponsor only in the event of the closing of a Business Combination. Accordingly, BTIG will not receive any portion of the $6,641,250 deferred underwriting fee in the event of the closing of a Business Combination. Pursuant to the Waiver, BTIG resigned from every capacity, role or involvement in which BTIG may otherwise be described in any registration statement as acting or agreeing to act in the future with respect to any business combination of CSLM and/or its Sponsor. The Company has agreed to register shares received by BTIG from Consilium Acquisition Sponsor I, LLC, the Company’s Sponsor, upon the closing of its initial Business Combination. In the event that such shares are not registered, the underwriter’s deferred fee shall be reinstated.
Founder Transaction Bonus Agreement
The founder and Chief Executive Officer of Fusemachines (the “Executive”) is eligible to receive a transaction bonus in cash equal to the lesser of (i) 20% of each dollar of Parent closing cash in excess of $1,000,000, and (ii) $1,000,000 at the time of the closing of the business combination (the “Closing”). The Founder Transaction Bonus Agreement is subject to (i) the Executive actively supporting and working towards the completion of all of the requirements necessary to consummate the transactions contemplated by the Merger Agreement, as reasonably determined by the Company and Parent, prior to the Closing, (ii) the Executive continuing to be employed in good standing by the Company from the date hereof through the Closing, and (iii) the Closing of the Merger. If all of the foregoing conditions are satisfied, the Founder Transaction Bonus Agreement amount shall be paid to the Executive concurrently with the Closing.

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
Recent Accounting Standards
This information appears in Note 2 to the consolidated financial statements that discloses recent accounting pronouncements and is included herein by reference.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, covered by this Annual Report on Form
10-K,
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.
None
.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.
Our current directors and executive officer are as follows:

Name	Age	Title
Charles Cassel	60	Director, Chief Executive Officer and Chief Financial Officer
Jonathan Binder	61	Director and Chairman
Irakli Gilauri	57	Director
Peter Tropper	72	Director
Salman Alam	41	Director
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
CSLM, Mr. Cassel held the position as Head of Emerging Markets Portfolio Management at Standard Asset Management. Prior to that, Mr. Cassel was at Americas Trust Bank as an Emerging Market debt portfolio manager and was earlier the Chief Financial Officer for the US subsidiary of Banco Cafetero de Colombia, where, among other responsibilities, he ran the bank’s international treasury book. Earlier, he was a Portfolio Manager of mortgage-backed securities at Bank Atlantic, a federally chartered savings bank. From 2014 to 2017, Mr. Cassel served as a director of Panache Beverages, Inc. Mr. Cassel holds a B.A. in Economics from Washington & Lee University and a M.Acc. in Accounting from Nova Southeastern University. Additionally, he is a CFA charter holder and a member of the CFA Institute. We believe Mr. Cassel’s qualifications to serve on our board of directors include his extensive investment experience as well as his experience developing operating and financing strategies alongside management.
Jonathan Binder
has been our Director since April 13, 2021 and Chairman since July 20, 2021. Mr. Binder is the co-Founder
of CIM and Chief Investment Officer and Portfolio Manager for CIM’s Frontier Equity and Extended Opportunities Fund Strategies. Prior to
co-founding
CSLM, Mr. Binder spent four years at Standard Asset Management, a division of the Standard Bank Group of South Africa, as Chief Investment Officer. Mr. Binder had previously spent two years at Americas Trust Bank where he was an Emerging Market equity hedge fund portfolio manager. Prior to this, Mr. Binder was Managing Director of Latin American Equity Capital Markets at Deutsche Morgan Grenfell and before that, launched James Capel’s equity sales trading and research business in Latin America. He graduated from the University of Bristol, England, with a B.Sc. (Econ) joint honors degree in Economics and Politics. Mr. Binder is an alumnus of Eton College. We believe Mr. Binder’s qualifications to serve on our board of directors include his extensive investment experience as well as his experience in emerging markets.
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
Code of Ethics
We have adopted a code of ethics and business conduct (our “code of ethics”) applicable to our directors, officers and employees. We have filed a copy of our code of ethics as an exhibit to this Annual Report. We have also posted a copy of our code of ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website at www.cimspac.com under “Investor Relations-Governance Documents”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form
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
Certain members of our team have fiduciary and contractual duties to CSLM and to certain companies in which CSLM has invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our sponsor and members of our team are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination, and certain of them expect to do so in the future. Any such involvement may result in conflicts of interests as described above.
Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, or in the case of a non-compete
restriction, may not present such opportunity to us at all. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition our amended and restated articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Risks Relating to Our Management Team- Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”
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

•
Pursuant to a letter agreement entered into with us, our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by October 18, 2024 with the deposit of $70,000 in the Trust Account for each one month Extension. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, pursuant to such letter agreement, our initial shareholders, directors and officers have agreed not to transfer, assign or sell and of their founder shares until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share capitalization, share subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or saleable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and our team may directly or indirectly own ordinary shares, rights and warrants following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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
Accordingly, as a result of multiple business affiliations, our directors, officers and director nominees have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Charles Cassel	CSLM Investment Management, LLC(1)	Investment management company	Co-Founder

Jonathan Binder	CSLM Investment Management, LLC(1)	Investment management company	Co-Founder

Irakli Gilauri	Georgia Capital PLC(1)	Holding Company	Chairman and CEO

Peter Tropper	Peter Tropper LLC	Private Equity Fund Formation and Governance Advisor	Managing Member

Salman Alam	Western Digital Corporation	Data Storage	Vice President, Legal

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
None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we had an agreement to pay our sponsor a total of $10,000 per month for office space, administrative and support services. The sponsor has waived all $10,000 monthly payments under the agreement. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their affiliates. In August 2021, our sponsor transferred 50,000 founder shares to each of Irakli Gilauri, Peter Tropper and Salman Alam, our independent directors, at their original per-share
purchase price.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2024, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our directors and officers; and

•	all our directors and officers as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these are not exercisable within 60 days of March 31, 2024.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class	Beneficially Owned(2)	Approximate Percentage of Class
CSLM Acquisition Sponsor I LLC (our sponsor)(3)			4,593,750	96.85%
Charles Cassel(3)	—	—	4,593,750	96.85%
Jonathan Binder(3)	—	—	4,593,750	96.85%
Irakli Gilauri	—	—	50,000	1.05%
Peter Tropper	—	—	50,000	1.05%
Salman Alam	—	—	50,000	1.05%
All director and officers as a group (6 individuals)	—	—	4,743,750	100.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CSLM Acquisition Corp I, Ltd., 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308.
(2)
Interests shown consist solely of founder shares, including 4,593,749 Class A ordinary shares that were exchanged from the same number of Class B ordinary shares. The remaining Class B ordinary share will convert into Class A ordinary share on a one-for-one basis, subject to adjustment.

(3)
CSLM Acquisition Sponsor I LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. The manager of our sponsor is CSLM Investment Capital, Inc., which is owned and controlled by Charles Cassel and Jonathan Binder. By virtue of their shared control over the manager of our sponsor, Mr. Cassel and Mr. Binder may be deemed to beneficially own shares held by our sponsor.

Our initial shareholders beneficially own approximately 50% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

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
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the balance sheet as of December 31, 2023 and 2022.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. The Company drew an aggregate of $1,230,000 and has accrued $28,288 of interest on principal amounts outstanding as of December 31, 2023 and no amounts outstanding as of December 31, 2022. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”) to the Sponsor to increase the total borrowing base from $1,500,000 to $2,000,000.
Related Party Notes
In order to finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“
working capital loans
”). The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such working capital loans may be convertible into warrants, at a price of $1.00 per warrant, of the post business combination entity. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The warrants would be identical to the private placement warrants. As of December 31, 2023, there were no amounts outstanding under the working capital loans.
Administrative Services Agreement
We entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which we will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor has waived all payments under the support services agreement.

Item 14.	Principal Accounting Fees and Services.
Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2023		For the Year ended December 31, 2022
Audit Fees(1)		$111,000	$71,141
Audit-Related Fees(2)		$—	$—
Tax Fees(3)		$—	$—
All Other Fees(4)		$—	$—
Total	$		$—

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
all audit and permitted
non-audit
services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15.	Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1	Merger Agreement with Fusemachines, Inc. dated January 22, 2024, filed on Current Report 8-K on January 23, 2024

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.

4.1(1)	Warrant Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(1)	Rights Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as rights agent.

4.3(2)	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated January 12, 2022, among the Company, the Sponsor and the Company’s officers and directors.

10.2(1)	Investment Management Trust Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated January 12, 2022, among the Company, the Sponsor and certain other security holders.

10.4(1)	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.5(1)	Support Services Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.6(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Charles Cassel.

10.7(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Jonathan Binder.

10.9(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Irakli Gilauri.

10.10(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Peter Tropper.

10.11(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Salman Alam.

10.11	Amended and Restated Promissory Note dated January 18, 2024 issued to the Sponsor, filed on Current Report 8-K on January 19, 2024

14.1(2)	Code of Ethics and Business Conduct of CSLM Acquisition Corp I, Ltd.

31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Clawback Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2022.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSLM ACQUISITION CORP I, LTD.

Date: April 1, 2024	/s/ Charles Cassel
By: Charles Cassel
Title Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles Cassel
Name:	Charles Cassel
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	April 1, 2024

/s/ Jonathan Binder
Name:	Jonathan Binder
Title:	Director and Chairman
Date:	April 1, 2024

/s/ Irakli Gilauri
Name:	Irakli Gilauri
Title:	Director
Date:	April 1, 2024

/s/ Peter Tropper
Name:	Peter Tropper
Title:	Director
Date:	April 1, 2024

/s/ Salman Alam
Name:	Salman Alam
Title:	Director
Date:	April 1, 2024

CSLM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
CSLM Acquisition Corp.
Ft. Lauderdale, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance s
heets
of CSLM Acquisition Corp. (the “Company”)
as
of December 31, 2023 and 2022, the related consolidated statements of operations, changes in class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company
a
t December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainties
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, and does not have sufficient cash to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2021.
New York, New York
April 1, 2024

CSLM ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$138,283	$224,474
Prepaid expenses	15,848	494,844
Due from related party	31,849	28,462
Marketable securities held in Trust Account	51,976,918	194,767,885

Total current assets	52,162,898	195,515,665

Total Assets	$52,162,898	$195,515,665

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$132,349	$8,185
Accrued expenses	471,830	307,966
Accrued offering costs	—	279,678
Promissory note – related party	1,230,000	—
Accrued interest – related party	28,288	—
Deferred underwriting commissions	6,641,250	6,641,250

Total current liabilities	8,503,717	7,237,079

Total Liabilities	8,503,717	7,237,079

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 4,772,187 and 18,975,000 shares subject to redemption as of December 31, 2023 and 2022, respectively	51,976,918	194,767,885
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 4,743,749 and none issued and outstanding, excluding 4,772,187 and 18,975,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively	474	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 4,743,750 shares issued and outstanding	0	474
Additional paid-in capital	—	—
Accumulated deficit	(8,318,211)	(6,489,773)

Total Shareholders’ Deficit	(8,317,737)	(6,489,299)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$52,162,898	$195,515,665

The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2023	2022
Insurance expense	$477,750	$462,043
Legal and accounting expenses	644,515	417,399
Dues and subscriptions	256,333	148,413
Administrative expenses – related party	240,000	—
Interest expense – related party	28,288	—
Bank fees, general and administrative expenses	1,552	35,275

Operating expenses	1,648,438	1,063,130

Loss from operations	(1,648,438)	(1,063,130)

Other income (expense):
Realized gain on marketable securities held in Trust Account	2,538,270	3,120,385
Dividends on marketable securities held in Trust Account	3,736,950	—

Total other income, net	6,275,220	3,120,385

Net (loss) income	$4,626,782	$2,057,255

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,826,933	18,091,233
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.42	$0.45
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,222,414	—
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.28)	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	2,521,336	4,743,750
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.06)	$(1.30)
The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A		Class A		Class B		Additional		Total
	Temporary Shares		Ordinary Shares		Ordinary Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Redemption of Class A ordinary shares	(14,202,813)	(149,486,187)	—	—	—	—	—	—	—
Conversion of Sponsor Class B ordinary shares to Class A ordinary shares	—	—	4,743,749	474	(4,743,749)	(474)	—	—	—
Sponsor waiver of administrative services fees	—	—	—	—	—	—	240,000	—	240,000
Remeasurement of Class A ordinary shares subject to redemption	—	6,695,220	—	—	—	—	(240,000)	(6,455,220)	(6,695,220)
Net income	—	—	—	—	—	—	—	4,626,782	4,626,782

Balance – December 31, 2023	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A		Class A		Class B		Additional		Total
	Temporary Shares		Ordinary Shares		Ordinary Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	—	$—	4,743,750	$474	$24,526	$(49,154)	$(24,154)
Issuance of Class A ordinary shares in IPO	18,975,000	161,884,508	—	—	—	—	16,418,477	—	16,418,477
Sale of private placement warrants	—	—	—	—	—	—	7,942,500	—	7,942,500
Remeasurement of Class A ordinary shares subject to redemption	—	32,883,377	—	—	—	—	(24,385,503)	(8,497,874)	(32,883,377)
Net income	—	—	—	—	—	—	—	2,057,255	2,057,255

Balance – December 31, 2022	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)

The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,626,782	$2,057,255
Adjustments to reconcile net income to net cash used in operating activities:
Realized gains on marketable securities held in Trust Account	(2,538,270)	(3,120,385)
Accrued dividends on marketable securities held in Trust Account	(230,530)	—
Sponsor waiver of administrative services fees	240,000	—
Changes in current assets and current liabilities:
Prepaid expenses	478,996	(494,844)
Accounts payable	124,164	8,185
Accrued expenses	163,864	258,792
Accrued offering costs	(279,678)	—
Accrued interest – related party	28,288	—
Due from related party	(3,387)	—
Due to related party	—	(3,462)

Net cash provided by (used in) operating activities	2,610,229	(1,294,459)
Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(396,313,420)	(768,721,500)
Proceeds from redemption of treasury securities	541,873,187	577,074,000

Net cash provided by (used in) investing activities	145,559,767	(191,647,500)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	189,750,000
Proceeds from sale of private placement warrants	—	7,942,500
Payment of underwriting fee	—	(3,795,000)
Proceeds from promissory note – related party	1,230,000	—
Payment of promissory note – related party		(181,313)
Payment of redemptions to Class A ordinary shareholders	(149,486,187)	—
Due from related party from overpayment of promissory note	—	(25,000)
Reduction of deferred offering costs	—	(524,774)

Net cash (used in) provided by financing activities	(148,256,187)	193,166,413
Net Change in Cash	(86,191)	224,454
Cash – Beginning	224,474	20

Cash-Ending	$138,283	$224,474

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$6,695,220	$32,883,377

Deferred underwriter fee payable	$—	$6,641,250

Deferred offering costs included in accrued offering costs	$—	$410,948

Sponsor capital contribution for waiver of administrative services fees	$240,000	$—

The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
CSLM ACQUISITION CORP. (the “Company” or “CSLM”) company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The Company’s financial statements include CSLM Merger Sub, Inc., a wholly-owned subsidiary of CSLM Acquisition Corp. and are presented on a consolidated basis.
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2023, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 7,942,500 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, CSLM Acquisition Sponsor I, LLC (the “Sponsor”), generating gross proceeds to the Company of $7,942,500. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Ordinary Share equals or exceeds $10.00 (as adjusted)); (2) they (including the Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 13, 2024 after depositing $70,000 into the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024 from the closing of the IPO, subject to applicable law.
On July 13, 2023 as approved by its shareholders at the Special Meeting, the Company and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”) in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”) by depositing into the Trust Account $70,000 for each one-month
Extension.
In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. On August 14, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from August 18, 2023 to September 18, 2023. On September 14, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from September 18, 2023 to October 18, 2023. On October 17, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from October 18, 2023 to November 18, 2023. On November 16, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from November 18, 2023 to December 18, 2023. On December 15, 2023, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from December 18, 2023 to January 18, 2024. As of December 31, 2023, the Company has exercised six (6) of the fifteen (15) additional (1) month extension periods.
Merger Agreement
On January 22, 2024, CSLM Acquisition Corp. (or the “Parent”) (which shall de-register
from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)), entered into a Merger Agreement, by and among CSLM, CSLM Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of CSLM (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines” or the Company” as referred to in this section) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Capitalized terms used in this Current Report on Form
8-K
but not otherwise defined herein have the meanings given to them in the Merger Agreement (see Note 9).
The Merger
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, following the Domestication (as defined below) Merger Sub will merge with and into Fusemachines (the “Merger”), after which Fusemachines will be the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of CSLM. The transactions contemplated by the Merger Agreement together with the other related agreements are referred to herein as the “Business Combination.” The time of the closing of the Business Combination is referred to herein as the “Closing.” The date of the Closing is referred to herein as the “Closing Date.” In connection with the Business Combination, CSLM will be renamed “Fusemachines, Inc.” (“Pubco”). The Merger will become effective upon the filing of the certificate of merger with the Secretary of State of the State of Delaware or at such later time as is agreed to by the parties to the Merger Agreement and specified in the articles of merger (the “Effective Time”).

The Domestication
At least one Business Day prior to the date of the Effective Time and on the terms and subject to the conditions of the Merger Agreement, CSLM shall de-register
from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation in accordance with Parent’s organizational documents, Section 388 of the Delaware General Corporation Law, as amended, and Part XII of the Companies Act (Revised) of the Cayman Islands (the “Domestication”).
In connection with the Domestication, (x) prior to the Domestication, Consilium Acquisition Sponsor I, LLC, a Cayman Islands limited liability company and the Sponsor of CSLM, will surrender to CSLM for no consideration the sole issued and outstanding Class B ordinary share of CSLM, par value $0.0001 per share, and (y) at the effective time of the Domestication, (i) each then issued and outstanding Class A ordinary share of CSLM, par value $0.0001 per share, after giving effect to redemptions occurring prior to the Domestication, will convert automatically, on a one-for-one
basis, into one share of common stock, par value $0.0001 per share, of Parent (each a “Parent Common Share”), (ii) each then issued and outstanding Parent Class B Ordinary Share shall convert automatically into one Parent Common Share; (iii) each then issued and outstanding warrant of CSLM will become exercisable for one Parent Common Share (“Domesticated Parent Warrant”), pursuant to the Warrant Agreement, dated as of January 12, 2022, by and between CSLM and Continental Stock Transfer & Trust Company, as warrant agent, (iv) each then issued and outstanding Parent Right shall convert automatically into one right to acquire one-tenth
(
1/10
) of one Parent Common Share upon the consummation of Parent’s initial business combination, pursuant to the terms of the Parent Rights Agreement (“Domesticated Parent Right”); and (v) each then issued and outstanding unit of CSLM shall separate and convert automatically into one Parent Common Share, one right to acquire one-tenth
of a Parent Common Share, and
one-half
of one Domesticated Parent Warrant.
Consideration and Structure
Under the Merger Agreement, the Fusemachines equityholders that hold shares of Company Common Stock (as defined below), shares of Company Preferred Stock (as defined below), Company Options (as defined below), or Company Convertible Notes (as defined below) will receive an aggregate of the number of Parent Common Shares equal to the quotient obtained by dividing (a) $200,000,000, by (b) US$10.00 (the “Aggregate Merger Consideration”) in exchange for all of Fusemachines’s Aggregate Fully Diluted Company Common Stock, as defined below.
The Merger Agreement also provides, among other things, Parent, Sameer Maskey, the founder and Chief Executive Officer of the Company, and the Company are entering into and delivering a Founder Transaction Bonus Agreement, (the “Founder Transaction Bonus Agreement”), pursuant to which Mr. Maskey will be entitled to a transaction completion bonus upon the Closing upon the terms set forth in the Founder Transaction Bonus Agreement.
Sponsor Convertible Notes
Within five (5) Business Days following the execution of the Merger Agreement, and as a condition to Closing, an affiliate of Sponsor will provide to the Company loans in an aggregate amount of $6.5 million in the form of convertible promissory notes, of which $4.5 million shall be used by the Company for general corporate purposes, including debt repayment, and $2.0 million shall be used by the Company to repurchase certain Company shares from Mr. Maskey (collectively, the “Sponsor Convertible Notes”), and contemporaneously therewith, Mr. Maskey shall enter into a pledge agreement with the Sponsor and the Company (the “Pledge Agreement”), pursuant to which Mr. Maskey shall pledge certain shares of Company Common Stock held by him to secure the Company’s obligations under the Sponsor Convertible Notes. The Sponsor Convertible Notes (i) may convert into shares of Preferred Stock of the Company prior to the Closing of Merger at the option of the Sponsor in the event of a Qualified Financing, as defined in the Sponsor Convertible Notes, or (ii) automatically convert into shares of Common Stock of the Company prior to the Closing of the Merger, at the Conversion Price set forth and defined in the Sponsor Convertible Notes, upon receipt of five days’ notice the date of the Closing.

The PIPE Investment
In connection with the transactions contemplated by the Merger Agreement, Parent will enter into subscription agreements, in the form and substance as reasonably agreed upon by Parent and the Company (the “Subscription Agreements”), with certain investors providing for aggregate investments in Parent Common Shares in a private placement on or prior to the Closing of an amount as of immediately prior to the Effective Time, the sum of (i) $8,240,000, (ii) the outstanding balance under the Amended and Restated Promissory Note of up to $2 Million, dated as of January 18, 2024, issued by Parent in favor of Sponsor to fund Parent’s working capital requirements, as it may be from time to time amended or supplemented, and (iii) up to $3,000,000, subject to reduction up to zero as follows: (a) a dollar-for-dollar
reduction for Parent Closing Excess Cash of up to $1,000,000, and (b) a 20% reduction for every dollar of Parent Closing Excess Cash in excess of $1,000,000 (the “Contingent PIPE Investment Amount”), if any (the “PIPE Investment Amount”) at $10.00 per Parent Common Share (the “PIPE Investment”). “Parent Closing Excess Cash” means (i) the amount of cash available in the Trust Account immediately prior to the Effective Time after deducting the amount required to satisfy the Parent Redemption Amount plus (ii) the proceeds of any equity investments (including any private investments in public equity) or debt financing facilities that are or will be actually received by Parent prior to or substantially concurrently with the Closing, but excluding the PIPE Investment Amount.
Treatment of Fusemachines Securities
Pursuant to the Merger Agreement, at the Effective Time, each option (whether vested or unvested) (each, a “Company Option”) to purchase shares of common stock of the Company (“Company Common Stock”) that is outstanding as of immediately prior to the Effective Time will be converted into an option to acquire, subject to substantially the same terms and conditions as were applicable under such Company Option (including expiration date, vesting conditions, and exercise provisions), the number of Parent Common Shares (rounded down to the nearest whole share), determined by multiplying the number of shares of Company Common Stock subject to such Company Option as of immediately prior to the Effective Time by the Conversion Ratio (as defined below), at an exercise price per Parent Common Share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Company Common Stock of such Company Option divided by (B) the Conversion Ratio (a “Converted Stock Option”). At the Effective Time, Parent will assume all obligations of the Company with respect to each Converted Stock Option.
Pursuant to the Merger Agreement, effective immediately prior to the Effective Time, each of the Company’s issued and outstanding convertible promissory notes (the “Company Convertible Notes”) shall be (i) treated in accordance with the terms of the relevant agreement governing such Company Convertible Notes, and (ii) converted into Company Preferred Stock or Company Common Stock, as applicable.
The “Conversion Ratio” is the quotient obtained by dividing (i) the number of Parent Common Shares constituting the Aggregate Merger Consideration, by (ii) the “Aggregate Fully Diluted Company Common Stock”, which means: the sum, without duplication, of (a) all shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time; plus (b) the aggregate number of shares of Company Common Stock issuable upon conversion of all shares of Company Preferred Stock that are issued and outstanding immediately prior to the Effective Time; plus (c) the aggregate number of shares of Company Common Stock issuable upon full exercise of all Company Options (whether vested or unvested); plus (d) the aggregate number of shares of Company Common Stock issuable upon full conversion of all Company Convertible Notes that are outstanding immediately prior to the Effective Time; plus (e) the aggregate number of shares of Company Common Stock issuable upon full conversion, exercise or exchange of any other securities of the Company outstanding immediately prior to the Effective Time directly or indirectly convertible into or exchangeable or exercisable for shares of Company Common Stock.
The Pubco Bylaws will provide that the Parent Common Shares issued as consideration pursuant to the Merger will be subject to a lock-up
for a period of the shorter period of (i) one year after the Closing Date and (ii) subsequent to the Closing Date, (x) if the last reported sale price of Parent Common Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 120 days after the Closing Date or (y) the date following the Closing Date on which the PubCo completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the PubCo’s shareholders having the right to exchange their Parent Common Shares for cash, securities or other property. The board of directors of the PubCo may, in its sole discretion, determine to waive, amend or repeal such lock-up
obligations, whether in whole or in part.

The Sponsor Support Agreement provides that the Parent Common Shares owned by the Sponsor shall be subject to a
“lock-up”
of the same duration and terms as those set forth in the Pubco Bylaws with respect to Parent Common Shares issued as consideration in the Merger.
Representations, Warranties and Covenants
The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of the Company and CSLM and their respective subsidiaries prior to the Closing, including the Company’s covenant to deliver to CSLM its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “Financial Statements”) for inclusion in the registration statement on Form
S-4
to be filed by CSLM in connection with the Business Combination (the “Registration Statement”), and that such Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. The Company has covenanted to provide the Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month
delay to March 31, 2024
(pro-rated
for a partial month), $50,000 for the second
one-month
delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month
delay
(pro-rated
for any partial month).
CSLM and the Company may also mutually agree that CSLM enter into and consummate subscription agreements with investors to purchase securities of CSLM in connection with the PIPE Investment on terms mutually agreeable to CSLM and the Company.
Conditions to Closing
The Closing is subject to certain customary conditions, including, among other things: (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of CSLM and the Company; (ii) the effectiveness of the Registration Statement; (iii) the Parent Common Shares being conditionally approved for listing on the Nasdaq Stock Market (“Nasdaq”) or another national stock exchange; (iv) the Domestication shall have been consummated on the day that is at least one Business Day prior to the Closing Date (v) delivery of the respective certificates, authorizations and certificates of good standing from the Company, CSLM and Merger Sub; (vi) the Company shall have obtained each Company Consent; (vii) Company shall have delivered to Parent executed employment agreements with certain employees; (viii) the size and composition of the post-Closing Parent Board of Directors shall have been appointed; (ix) the PIPE Investment shall have been consummated as of immediately prior to the Closing with gross proceeds in an amount not less than the PIPE Investment Amount; and (x) there shall not have occurred an Event of Default under a Sponsor Convertible Note, as defined in the applicable Sponsor Convertible Note.
Risks and Uncertainties
Results of operations and the Company’s ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine and the middle east.
Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration
As of December 31, 2023 and 2022, the Company had $138,283 and $224,474 in cash, respectively, and working (deficit)
 capital
of $(1,676,487) and 151,951,
respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability. The Company has incurred losses from operations and has an accumulated deficit of $8,318,211 as of December 31, 2023.
The Company’s liquidity needs through December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the consolidated financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) (see Note 5) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Net Income (Loss) Per Ordinary Share
The consolidated statements of operations include a presentation of income
(loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable
Class A and Class B ordinary shares following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the year ended December 31, 2023, reflective of the respective participation rights. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
Class A and Class B ordinary shares for the year ended December 31, 2022, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the year ended December 31, 2023 (in dollars, except per share amounts):

For the Year Ended
December 31, 2023
Net income	$4,626,782
Less: Remeasurement of Class A redeemable shares to redemption value	(6,695,220)

Net loss including remeasurement of temporary equity to redemption value	$(2,068,438)

	For the Year Ended
	December 31, 2023
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(1,293,986)	$(617,240)	$(157,212)
Deemed dividend for remeasurement of temporary equity to redemption value	6,695,220	—	—

Total net income (loss) allocated by class	$5,401,234	$(617,240)	$(157,212)

Denominator:
Weighted average shares outstanding	12,826,933	2,222,414	2,521,336
Basic and diluted net income (loss) per share	$0.42	$(0.28)	(0.06)
The following tables reflec
t t
he calculation of basic and diluted net income (loss) per ordinary shares for the year ended December 31, 202
2
 (in dollars, except per share amounts):

For the Year Ended
December 31, 2022
Net income	$2,057,255
Less: Remeasurement of Class A redeemable shares to redemption value	(32,883,377)

Net loss including remeasurement of temporary equity to redemption value	$(30,826,122)

	For the Year Ended
	December 31, 2022
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Total number of shares	18,975,000	—	4,743,750
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(24,658,782)	$—	$(6,167,340)
Deemed dividend for remeasurement of temporary equity to redemption value	32,883,337	—
Total net income (loss) allocated by class	$8,224,595	$—	$(6,167,340)
Denominator:
Weighted average shares outstanding	18,091,233	—	4,743,750
Basic and diluted net income (loss) per share	$0.45	$—	(1.30)
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
consolidated
balance sheet
s
, primarily due to its short-term nature.
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
consolidated
statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated
balance sheet
s
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. Accordingly, at December 31, 2023, 4,772,187 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated
balance sheet
s
.
The Class A ordinary shares subject to possible redemption is reflected on the consolidated
balance sheet
s
at December 31, 2023 and 2022 are as follows:

Gross proceeds from initial public offering	$189,750,000
Less:
Fair value allocated to public warrants	(4,524,000)
Fair value allocated to rights	(12,948,540)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(10,392,952)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	32,883,377

Class A ordinary shares subject to possible redemption, December 31, 2022	194,767,885
Less:
Shareholder redemption of Class A ordinary shares	(149,486,187)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	6,695,220

Class A ordinary shares subject to possible redemption, December 31, 2023	$51,976,918

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On January 18, 2022, the Company recorded a remeasurement of $29,762,992, $24,385,503 of which was recorded in additional paid-in
capital and $5,377,489 was recorded in accumulated deficit, to remeasure the value of Class A ordinary shares to its redemption value. The Company has recorded an additional remeasurements of $6,695,220 and

$3,120,385 for the year ended December 31, 2023 and 2022, respectively.

Income Taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the consolidated
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
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. As of December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The underwriter’s overallotment option was exercised in full at the date of the Initial Public Offering.
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
Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement.

The Company has recorded the waived payments since the Initial Public Offering as capital contributions from the Sponsor, and has recorded $240,000 to the consolidated statements of operations for the year ended December 31, 2023.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the consolidated
balance
sheets
as of December 31, 2023 and 2022.

In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. The Company drew an aggregate of $1,230,000 and has accrued $28,288 of interest on principal amounts outstanding as of December 31, 2023 and no amounts outstanding as of December 31, 2022. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”) to the Sponsor to increase the total borrowing base from $1,500,000 to $2,000,000 (see Note 9).
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. At December 31, 2023 and 2022, there were 4,743,749 and no non-redeemable
Class A ordinary shares issued or outstanding, excluding 4,772,187 and 18,975,000 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At December 31, 2023 and 2022, there were one (1) and 4,743,750 shares of Class B ordinary shares issued and outstanding, respectively of which an aggregate of up to 618,750 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that such shares collectively represented 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full on January 18, 2022. In January 2022, the Company effected a share capitalization for an additional 431,250 Class B ordinary shares, resulting in 4,743,750 Class B ordinary shares outstanding. All share and per-share
amounts have been retroactively restated to reflect the share capitalization.

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
Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
18.00
per share for any
20
trading days within a
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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
On November 28, 2023, the Company and the underwriter entered into an agreement under which (i) the Sponsor will transfer 426,000 Class A ordinary shares held by the Sponsor to the underwriter upon the closing of the Company’s initial business combination and (ii) the underwriter will waive the deferred underwriter fee payable and any deferred underwriting commissions payable pursuant to the underwriter agreement dated April 22, 2021. For avoidance of doubt, the agreement applies only if the initial Business Combination is consummated, and the transfer of shares is effective and completed. Except as specifically amended in the agreement, all terms of the underwriting agreement dated April 22, 2021 shall remain in full force and effect.
Founder Transaction Bonus Agreement
The founder and Chief Executive Officer of Fusemachines (the “Executive”) is eligible to receive a transaction bonus in cash equal to the lesser of (i) 20% of each dollar of Parent closing cash in excess of $1,000,000, and (ii) $1,000,000 (the “Transaction Bonus”) at the time of the closing of the business combination (the “Closing”). The Transaction Bonus is subject to (i) the Executive actively supporting and working towards the completion of all of the requirements necessary to consummate the transactions contemplated by the Merger Agreement, as reasonably determined by the Company and Parent, prior to the Closing, (ii) the Executive continuing to be employed in good standing by the Company from the date hereof through the Closing, and (iii) the Closing of the Merger. If all of the foregoing conditions are satisfied, the Transaction Bonus shall be paid to the Executive concurrently with the Closing.
NOTE 8 — FAIR VALUE MEASUREMENTS
At December 31, 2023 and 2022, the Company’s marketable securities held in the Trust Account were valued at $51,976,918 and $194,767,885, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements
of operations.
The following table presents the fair value information, as of December 31, 2023 and 2022, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023
Assets:
Treasury Trust Funds held in Trust Account	$51,976,918	$—	$—

As of December 31, 2022
Assets:
U.S. Treasury Securities held in Trust Account	$194,767,885	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
On January 18, 2024, the Company issued the A&R WC Promissory Note to the Sponsor, to replace the initial promissory note issued to the Sponsor on February 28, 2023 for working capital, allowing the Company to borrow up to $1,500,000. The A&R WC Promissory Note is unsecured, increases the amount the Company may borrow to $2,000,000, bears interest at a rate of 4.75% per annum, and is payable on the earlier to occur of (i) the date by which the Company has to complete a business combination or (ii) the effective date of a business combination.
On January 22, 2024, the Company (which shall
de-register
from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)), entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). See Note 1 for additional information.
On January 16, 2024, the Company deposited $70,000 into the Company’s Trust Account in order to further extend the amount of time it has available to complete a business combination from January 18, 2024 to February 18, 2024.
On February 15, 2024, the Company deposited $70,000 into the Company’s Trust Account in order to further extend the amount of time it has available to complete a business combination from February 18, 2024 to March 18, 2024.
On March 15, 2024, the Company deposited $70,000 into the Company’s Trust Account in order to further extend the amount of time it has available to complete a business combination from March 18, 2024 to April 18, 2024.