Form 10-Q
period 2024-03-31
CSLM ACQUISITION CORP.
filed 2024-05-15
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of May
10
, 2024 was approximately
$53,114,441
. As of May
15
, 2024, there were 9,515,936 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited)	2

	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$91,139	$138,283
Prepaid expenses	72,957	15,848
Due from related party	31,849	31,849
Other receivable	35,000	—
Marketable securities held in Trust Account	52,866,260	51,976,918

Total Assets	$53,097,205	$52,162,898

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$47,913	$132,349
Accrued expenses	693,894	471,830
Promissory note – related party	1,830,000	1,230,000
Accrued interest - related party	46,875	28,288
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	9,259,932	8,503,717
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 4,772,187 shares subject to redemption as of March 31, 2024 and December 31, 2023	52,866,260	51,976,918
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 4,772,187 subject to possible redemption as of March 31, 2024 and December 31, 2023	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	—	—
Accumulated deficit	(9,029,461)	(8,318,211)

Total Shareholders’ Deficit	(9,028,987)	(8,317,737)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$53,097,205	$52,162,898

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Insurance expense	$63,454	$117,801
Dues and subscriptions	38,881	103,146
Administrative expenses – related party	30,000	—
Legal and accounting expenses	415,328	263,626
Interest, general and administrative expenses	18,587	2,049

Operating expenses	566,250	486,622

Loss from operations	(566,250)	(486,622)

Other income:
Realized gain on marketable securities held in Trust Account	—	2,105,252
Dividends on marketable securities held in Trust Account	679,342	—
Covenant Fees	35,000	—

Total other income, net	714,342	2,105,252

Net income	$148,092	$1,618,630

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,772,187	18,975,000
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.11	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	—
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.08)	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	4,743,750
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.08)	$(0.02)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Temporary Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	889,342	—	—	—	—	(30,000)	(859,342)	(889,342)
Net income	—	—	—	—	—	—	—	148,092	148,092

Balance –March 31, 2024 (unaudited)	4,772,187	$52,866,260	4,743,749	$474	1	$0	$—	$(9,029,461)	$(9,028,987)

FOR THE THREE MONTHS
ENDED
MARCH 31, 2023

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	—	—	(2,105,252)	(2,105,252)
Net loss	—	—	—	—	—	—	—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	$196,873,137	—	$—	4,743,750	$474	$—	$(6,976,395)	$(6,975,921)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$148,092	$1,618,630
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gains on marketable securities held in Trust Account	—	(2,105,252)
Accrued dividends on marketable securities held in Trust Account	(232,399)	—
Sponsor waiver of administrative services fees	30,000	—
Covenant Fees	(35,000)	—
Changes in current assets and current liabilities:
Prepaid expense	(57,109)	52,699
Accounts payable	(84,436)	22,537
Accrued expenses	222,064	138,007
Accrued interest - related party	18,587	832

Net cash provided by (used) in operating activities	9,799	(272,547)

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(656,943)	(195,081,594)
Proceeds from redemption of treasury securities	—	195,081,594

Net cash used in investing activities	(656,943)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	600,000	300,000

Net cash provided by financing activities	600,000	300,000

Net Change in Cash	(47,144)	27,453
Cash – Beginning of the period	138,283	224,474

Cash – End of the period	$91,139	$251,927

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$889,342	$2,105,252
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
CSLM ACQUISITION CORP. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The Company’s unaudited condensed financial statements include CSLM Merger Sub, Inc., a wholly-owned subsidiary of CSLM Acquisition Corp. and are presented on a consolidated basis (the “Financial Statements”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of investment income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 18, 2024 after depositing $70,000 into the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024, subject to applicable law.

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
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of March 31, 2024, the Company has exercised nine (9) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $
630,000
 into the Trust Account, to extend the time to complete the business combination to April 18, 2024. On April 11, 2024, the Company deposited $
70,000
 into the Trust Account to extend the time to complete the business combination by one (1) month from April 18, 2024 to May 18, 2024 (see Note 9).
Merger Agreement
On January 22, 2024, the Company entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc. (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Fusemachines, after which Fusemachines will be the surviving corporation and a wholly owned subsidiary of the Company.

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
Going Concern Consideration
As of March 31, 2024 and December 31, 2023, the Company had $91,139 and $138,283 in cash, respectively, and a working capital deficit of $2,387,737 and 1,676,487, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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

The accompanying Financial Statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023 as filed with the SEC on April 1, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods
Emerging Growth Company
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
non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three months ended March 31, 2024, reflective of the respective participation rights. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
Class A and Class B ordinary shares for the three months ended March 31, 2023, reflective of the respective participation rights.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2024 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2024
Net income	$148,092
Remeasurement of Class A redeemable shares to redemption value	(889,342)

Net loss including remeasurement of temporary equity to redemption value	$(741,250)

	For the Three Months Ended March 31, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	(371,733)	(369,517)	0
Deemed dividend for remeasurement of temporary equity to redemption value	889,342	—	0

Total net income (loss) allocated by class	$517,609	$(369,517)	$0

Denominator:
Weighted-average shares outstanding	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share	$0.11	$(0.08)	$(0.08)

1
0

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2023 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2023
Net income	$1,618,630
Remeasurement of Class A redeemable shares to redemption value	(2,105,252)

Net loss including remeasurement of temporary equity to redemption value	$(486,622)

	For the Three Months Ended March 31, 2023
	Class A Redeemable	Class B Non-redeemable
Total number of shares	18,975,000	4,743,750
Basic and diluted net income per share:
Numerator:
Allocation of net loss including remeasurement of temporary equity	$(389,298)	$(97,324)
Deemed dividend for remeasurement of temporary equity to redemption value	2,105,252	—

Total net income (loss) allocated by class	$1,715,954	$(97,324)

Denominator:
Weighted-average shares outstanding	18,975,000	4,743,750
Basic and diluted net income (loss) per share	$0.09	$(0.02)
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

1
1

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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. Accordingly, at March 31, 2024, 4,772,187 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

1
2

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company has recorded remeasurements of $889,342 and 2,105,252 for the three months ended March 31, 2024 and 2023.
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

1
3

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose
in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits
as of March 31, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company
and
is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Covenant Fees
Pursuant to the Merger Agreement, Fusemachines is covenanted to deliver to the Company its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “Fusemachines Audited Financial Statements”) for inclusion in the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination (the “Registration Statement”), and that such Fusemachines Audited Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. Fusemachines has covenanted to provide the Fusemachines Audited Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50,000 for the second one-month delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month delay (pro-rated for any partial month). As of March 31, 2024, Fusemachines has not provided the Fusemachines Audited Financial Statements to the Company. As such, the Company has recorded $35,000 of covenant fees as other income on the condensed consolidated statements of operations for the three months ended March 31, 2024 and as an other receivable on the condensed consolidated balance sheets as of March 31, 2024.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for
a
nnual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.
The Company has considered all new accounting pronouncements and has concluded that there are no additional

new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.
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

1
4

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
Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments as capital contributions from the Sponsor and has recorded $30,000 and $0 to the consolidated statements of operations for the three months ended March 31, 2024 and 2023.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the condensed balance sheet as of March 31, 2024 and December 31, 2023.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $
2,000,000
. The A&R Promissory Note does not amend any other existing terms. The Company drew an aggregate of $1,830,000 and has accrued $46,875 of interest on principal amounts outstanding as of March 31, 2024 and drew an aggregate of $1,230,000 and has accrued $28,288 of interest on principal amounts outstanding as of December 31, 2023.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

1
5

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. At March 31, 2024 and December 31, 2023, there were 4,743,749 non-redeemable
Class A ordinary shares issued or outstanding, excluding 4,772,187 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value
.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its
non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At March 31, 2024 and December 31, 2023, there was one (
1
) shares of Class B ordinary shares issued and outstanding.
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

1
6

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

1
7

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
NOTE 8 — FAIR VALUE MEASUREMENTS
At March 31, 2024 and December 31, 2023, the Company’s
marketabl
e securities held in the Trust Account were valued at $52,866,260 and $51,976,918, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of March 31, 2024 and December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024
Assets:
Treasury Trust Funds held in Trust Account	$52,866,260	$—	$—
As of December 31, 2023
Assets:
Treasury Trust Funds held in Trust Account	$51,976,918	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
On April 11, 2024, the Company deposited $70,000 into the Trust Account to extend the time to
complete the business combination by one (1) month from April 18, 2024 to May 18, 2024.

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

Overview

CSLM Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 18, 2024 after depositing $70,000 into the Trust Account for each one-month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024, subject to applicable law.

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date” or the “Combination Period”). The Company is required to deposit $70,000 into the Trust Account for each one-month Extension.

In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of March 31, 2024, the Company has exercised nine (9) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $630,000 into the Trust Account, to extend the time to complete the business combination to April 18, 2024. On April 11, 2024, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from April 18, 2024 to May 18, 2024 (see Note 9).

Results of Operations

Our entire activity from inception through March 31, 2024 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2024, we had a net income of $148,092, which consisted of $679,342 dividends on marketable securities held in the Trust Account and $35,000 of covenant fees, offset by $415,328 of legal and accounting expenses, $63,454 of insurance expense, $38,881 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $18,587 of interest, general and administrative expenses.

For the three months ended March 31, 2023, we had net income of $1,618,630, which consisted of $2,105,252 realized gain on marketable securities held in the Trust Account, offset by $263,626 in legal and accounting expenses, $117,801 of insurance expense, $103,146 dues and subscriptions expense, and $2,049 of interest, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had $91,139 and $138,283 in cash, respectively, and a working capital deficit of $2,387,737 and $1,676,487, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2024.

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

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 1, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “Special Meeting”), CSLM and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”) by depositing into the Trust Account $70,000 for each one-month extension (each an “Extension”).

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

CSLM Acquisition Corp.

Date: May 15, 2024	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial OfficerJ

27