Form 10-Q
period 2024-06-30
CSLM ACQUISITION CORP.
filed 2024-08-14
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41219

CSLM ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602789
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2400 E. Commercial Boulevard
,
Suite 900
Ft. Lauderdale
,
Florida
33308
(Address of principal executive offices and zip code)
(
954
)
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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of August
13
, 2024 was approximately $
54,164,322
. As of August 14, 2024, there were 9,515,936 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$62,710	$138,283
Prepaid expenses	50,605	15,848
Due from related party	31,849	31,849
Other receivable , net of reserve for credit losses of $225,000	—	—
Marketable securities held in Trust Account	53,765,940	51,976,918

Total Assets	$53,911,104	$52,162,898

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$112,512	$132,349
Accrued expenses	667,003	471,830
Promissory note – related party	2,130,000	1,230,000
Accrued interest - related party	70,616	28,288
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	9,621,381	8,503,717
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 4,772,187 shares subject to redemption as of June 30, 2024 and December 31, 2023	53,765,940	51,976,918
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no ne issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 4,772,187 subject to possible redemption as of June 30, 2024 and December 31, 2023	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	—	—
Accumulated deficit	(9,476,691)	(8,318,211)

Total Shareholders’ Deficit	(9,476,217)	(8,317,737)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$53,911,104	$52,162,898

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Insurance expense	$50,659	$119,110	$114,113	$236,912
Dues and subscriptions	28,720	37,794	67,601	140,940
Administrative expenses – related party	30,000	—	60,000	—
Legal and accounting expenses	99,110	62,906	514,438	326,532
G eneral and administrative expenses	—	336	—	1,552
Interest expense – related party	23,741	5,477	42,328	6,309

Operating expenses	232,230	225,623	798,480	712,245

Loss from operations	(232,230)	(225,623)	(798,480)	(712,245)

Other income:
Realized gain on marketable securities held in Trust Account	—	433,018	—	2,538,270
Dividends on marketable securities held in Trust Account	689,680	1,885,899	1,369,022	1,885,899
Covenant fees	190,000	—	225,000	—
Provision for credit losses	(225,000)	—	(225,000)	—

Total other income, net	654,680	2,318,917	1,369,022	4,424,169

Net income (loss)	$422,450	$2,093,294	$570,542	$3,711,924

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,772,187	18,975,000	4,772,187	18,975,000
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.14	$0.11	$0.25	$0.20
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	—	4,743,749	—
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.05)	$—	$(0.13)	$—
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	4,743,750	1	4,743,750
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.05)	$(0.01)	$(0.13)	$(0.03)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	889,342	—	—	—	—	(30,000)	(859,342)	(889,342)
Net income	—	—	—	—	—	—	—	148,092	148,092

Balance as of March 31, 2024 (unaudited)	4,772,187	52,866,260	4,743,749	474	1	0	—	(9,029,461)	(9,028,987)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	899,680	—	—	—	—	(30,000)	(869,680)	(899,680)
Net income	—	—	—	—	—	—	—	422,450	422,450

Balance as of June 30, 2024 (unaudited)	4,772,187	$53,765,940	4,743,749	$474	1	$0	$—	$(9,476,691)	$(9,476,217)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	—	—	(2,105,252)	(2,105,252)
Net income	—	—	—	—	—	—	—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	196,873,137	—	—	4,743,750	474	—	(6,976,395)	(6,975,921)
Remeasurement of Class A ordinary shares subject to redemption	—	2,318,917	—	—	—	—	—	(2,318,917)	(2,318,917)
Net income	—	—	—	—	—	—	—	2,093,294	2,093,294

Balance as of June 30, 2023 (unaudited)	18,975,000	$199,192,054	—	$—	4,743,750	$474	$—	$(7,202,018)	$(7,201,544)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$570,542	$3,711,924
Adjustments to reconcile net income to net cash used in operating activities:
Realized gain on marketable securities held in Trust Account	—	(2,538,270)
Accrued dividends on marketable securities held in Trust Account	1,839	(824,763)
Sponsor waiver of administrative services fees	60,000	—
Changes in current assets and current liabilities:
Prepaid expense	(34,757)	194,824
Other receivable , net of reserve for credit losses	—	—
Accounts payable	(19,837)	74,973
Accrued expenses	195,173	65,257
Accrued interest – related party	42,328	6,309
Accrued offering costs	—	(279,678)

Net cash provided by operating activities	815,288	410,576

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(1,790,861)	(393,448,136)
Proceeds from redemption of treasury securities	—	392,387,000

Net cash used in investing activities	(1,790,861)	(1,061,136)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	900,000	600,000

Net cash provided by financing activities	900,000	600,000

Net Change in Cash	(75,573)	(50,560)
Cash – Beginning of the period	138,283	224,474

Cash – End of the period	$62,710	$173,914

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,789,022	$4,424,169
Deferred offering costs included in accrued offering costs	$—	$(279,678)
Reserve for credit losses	$225,000	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of investment income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of June 30, 2024, the Company has exercised twelve (12) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $840,000 into the Trust Account, to extend the time to complete the business combination to July 18, 2024. On July 17, 2024, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from July 18, 2024 to August 18, 2024 (see Note 9).
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
Going Concern Consideration
As of June 30, 2024 and December 31, 2023, the Company had $62,710 and $138,283 in cash, respectively, and a working capital deficit of $2,834,967 and $1,676,487, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
for the year ended December 31, 2023. The interim results for the three and six months ended June
30
, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods
Emerging Growth Company
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
non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and six months ended June 30, 2024, reflective of the respective participation rights. The Company split the amount to be allocated using a ratio of 80% for the Class A redeemable ordinary shares and 20% for the non-redeemable
Class A and Class B ordinary shares for the three and six months ended June 30, 2023, reflective of the respective participation rights.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended June 30, 2024 (in dollars, except per share amounts):

For the Three Months Ended June 30, 2024
Net income	$422,450
Remeasurement of temporary equity to redemption value	(899,680)

Net loss including remeasurement of temporary equity to redemption value	$(477,230)

	For the Three Months Ended June 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(239,329)	$(237,901)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	899,680	—	—

Total net income (loss) allocated by class	$660,351	$(237,901)	$0

Denominator:
Weighted-average shares outstanding	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share	$0.14	$(0.05)	$(0.05)

For the Six Months Ended June 30, 2024
Net income	$570,542
Remeasurement of temporary equity to redemption value	(1,789,022)

Net loss including remeasurement of temporary equity to redemption value	$(1,218,480)

	For the Six Months Ended June 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(611,061)	$(607,419)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	1,789,022	—	—

Total net income (loss) allocated by class	$1,177,961	$(607,419)	$0

Denominator:
Weighted-average shares outstanding	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share	$0.25	$(0.13)	$(0.13)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended June 30, 2023 (in dollars, except per share amounts):

For the Three Months Ended June 30, 2023
Net income	$2,093,294
Remeasurement of temporary equity to redemption value	(2,318,917)

Net loss including remeasurement of temporary equity to redemption value	$(225,623)

	For the Three Months Ended June 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	18,975,000	—	4,743,750
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(180,499)	$—	$(45,124)
Deemed dividend for remeasurement of temporary equity to redemption value	2,318,917	—	—

Total net income (loss) allocated by class	$2,138,418	$—	$(45,124)

Denominator:
Weighted-average shares outstanding	18,975,000	—	4,743,750
Basic and diluted net income (loss) per share	$0.11	$—	$(0.01)

For the Six Months Ended June 30, 2023
Net income	$3,711,924
Remeasurement of temporary equity to redemption value	(4,424,169)

Net loss including remeasurement of temporary equity to redemption value	$(712,245)

	For the Six Months Ended June 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	18,975,000	—	4,743,750
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(569,796)	$—	$(142,449)
Deemed dividend for remeasurement of temporary equity to redemption value	4,424,169	—	—

Total net income (loss) allocated by class	$3,854,373	$—	$(142,449)

Denominator:
Weighted-average shares outstanding	18,975,000	—	4,743,750
Basic and diluted net income (loss) per share	$0.20	$—	$(0.03)

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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. Accordingly, at June 30, 2024, 4,772,187 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares
s
ubject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company has recorded remeasurements of $899,680 and
$
2,318,917 for the three months ended June 30, 2024 and 2023, respectively, and $1,789,022 and $4,424,169 for the six months ended June 30, 2024 and 2023, respectively.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income
tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero
for the period presented.
Covenant Fees
Pursuant to the Merger Agreement, Fusemachines is covenanted to deliver to the Company its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “Fusemachines Audited Financial Statements”) for inclusion in the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination (the “Registration Statement”), and that such Fusemachines Audited Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. Fusemachines has covenanted to provide the Fusemachines Audited Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50,000 for the second one-month delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month delay (pro-rated for any partial month). As of June 30, 2024, Fusemachines has not provided the Fusemachines Audited Financial Statements to the Company. As such, the Company has recorded $190,000 and $225,000 of covenant fees as other income on the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively, and as an other receivable on the condensed consolidated balance sheets as of June 30, 2024. Collection of the covenant fees is not probable as of June 30, 2024. As such, the Company established a reserve for credit losses against the other receivable. The Company has recorded $225,000 to credit losses as other expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU
2023-09”),
which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU
2023-09
will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU
2023-09
will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU
2023-09.
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
Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments as capital contributions from the Sponsor and has recorded $30,000 and $0 to the consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively, and $60,000 and $0 to the consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the condensed balance sheet as of June 30, 2024 and December 31, 2023.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The A&R WC Promissory Note does not amend any other existing terms. The Company drew an aggregate of $2,130,000 and has accrued $70,616 of interest on principal amounts outstanding as of June 30, 2024 and drew an aggregate of $1,230,000 and has accrued $28,288 of interest on principal amounts outstanding as of December 31, 2023. As of June 30, 2024, the Company had drawn $130,000 in excess of the $2,000,000 borrowing base. The Company has recorded accrued interest on the $130,000 in excess of the borrowing base as of June 30, 2024.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. At June 30, 2024 and December 31, 2023, there were 4,743,749 non-redeemable
Class A ordinary shares issued or outstanding, excluding 4,772,187 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At June 30, 2024 and December 31, 2023, there was one (1) shares of Class B ordinary shares issued and outstanding.
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
Consulting Agreements
The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 shares of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation - Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination.
Capital Markets Advisory Agreement
The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination.
NOTE 8 — FAIR VALUE MEASUREMENTS
At June 30, 2024 and December 31, 2023, the Company’s marketable securities held in the Trust Account were valued at $53,765,940 and $51,976,918, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each re- measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of June 30, 2024 and December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024
Assets:
Treasury Trust Funds held in Trust Account	$53,765,940	$—	$—
As of December 31, 2023
Assets:
Treasury Trust Funds held in Trust Account	$51,976,918	$—	$—
NOTE 9 — SUBSEQUENT EVENTS
On July 17, 2024, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from July 18, 2024 to August 18, 2024.

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

As of June 30, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of June 30, 2024, the Company has exercised twelve (12) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $840,000 into the Trust Account, to extend the time to complete the business combination to July 18, 2024. On July 17, 2024, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from July 18, 2024 to August 18, 2024.

Results of Operations

Our entire activity from inception through June 30, 2024 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2024, we had a net income of $422,450, which consisted of $689,680 dividends on marketable securities held in the Trust Account and $190,000 of covenant fees, offset by $225,000 of expected credit losses, $99,110 of legal and accounting expenses, $50,659 of insurance expense, $28,720 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $23,741 of interest, general and administrative expenses.

For the six months ended June 30, 2024, we had a net income of $570,542, which consisted of $1,369,022 dividends on marketable securities held in the Trust Account and $225,000 of covenant fees, offset by $225,000 of expected credit losses, $514,438 of legal and accounting expenses, $114,113 of insurance expense, $67,601 of dues and subscriptions expense, $60,000 of administrative expense – related party, and $42,328 of interest, general and administrative expenses.

For the three months ended June 30, 2023, we had net income of $2,093,294, which consisted of $433,018 realized gain on marketable securities held in the Trust Account and $1,885,899 of dividends on marketable securities held in the Trust Account, offset by $62,906 in legal and accounting expenses, $119,110 of insurance expense, $37,794 dues and subscriptions expense, and $5,813 of interest, general and administrative expenses.

For the six months ended June 30, 2023, we had net income of $3,711,924, which consisted of $2,538,270 realized gain on marketable securities held in the Trust Account and $1,885,899 of dividends on marketable securities held in the Trust Account, offset by $326,532 in legal and accounting expenses, $236,912 of insurance expense, $140,940 dues and subscriptions expense, and $7,861 of interest, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had $62,710 and $138,283 in cash, respectively, and a working capital deficit of $2,834,967 and $1,676,487, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSLM Acquisition Corp.

Date: August 14, 2024	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer