Form 10-Q
period 2024-09-30
CSLM ACQUISITION CORP.
filed 2024-11-18
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
of the Ex
chan
ge Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of N ovember
1
5
, 2024 was approximately $15,579,997. As of November
1
8
, 2024, there were 6,116,436 of the R
egistrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2

	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$47,353	$138,283
Prepaid expenses	28,602	15,848
Due from related party	31,849	31,849
Other receivable, net of reserve for credit losses of $225,000	—	—
Marketable securities held in Trust Account	15,779,835	51,976,918

Total Assets	$15,887,639	$52,162,898

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$364,459	$132,349
Accrued expenses	843,436	471,830
Promissory note – related party	2,350,000	1,230,000
Accrued interest - related party	97,903	28,288
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	10,297,048	8,503,717
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,372,687 and 4,772,187 shares subject to redemption as of September 30, 2024 and December 31, 2023, respectively	15,779,835	51,976,918
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 1,372,687 and 4,772,187 subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	—	—
Accumulated deficit	(10,189,718)	(8,318,211)

Total Shareholders’ Deficit	(10,189,244)	(8,317,737)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$15,887,639	$52,162,898

The accompanying notes are an integral part of the unaudited condensed consolidated financial state
ments.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Insurance expense	$50,072	$120,419	$164,185	$357,331
Dues and subscriptions	73,370	83,504	140,971	224,444
Administrative expenses – related party	30,000	—	90,000	—
Legal and accounting expenses	432,298	99,540	946,736	426,072
General and administrative expenses	—	—	—	1,552
Interest expense – related party	27,287	8,901	69,615	15,210

Operating expenses	613,027	312,364	1,411,507	1,024,609

Loss from operations	(613,027)	(312,364)	(1,411,507)	(1,024,609)

Other income:
Realized gain on marketable securities held in Trust Account	—	—	—	2,538,270
Dividends on marketable securities held in Trust Account	480,118	1,170,072	1,849,140	3,055,971
Covenant fees	210,000	—	435,000	—
Provision for credit losses	(210,000)	—	(435,000)	—

Total other income, net	480,118	1,170,072	1,849,140	5,594,241

Net (loss) income	$(132,909)	$857,708	$437,633	$4,569,632

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,220,241	8,786,025	4,251,096	15,541,353
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.10	$0.12	$0.36	$0.32
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	4,073,437	4,743,749	1,372,733
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.10)	$(0.05)	$(0.23)	$(0.15)
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	670,313	1	3,371,017
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.10)	$(0.02)	$(0.23)	$(0.05)
The accompanying notes are an integral part of the unaudited condensed consolidated financial state
m
ents.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	889,342	—	—	—	—	(30,000)	(859,342)	(889,342)
Net income	—	—	—	—	—	—	—	148,092	148,092

Balance as of March 31, 2024 (unaudited)	4,772,187	52,866,260	4,743,749	474	1	0	—	(9,029,461)	(9,028,987)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	899,680	—	—	—	—	(30,000)	(869,680)	(899,680)
Net income	—	—	—	—	—	—	—	422,450	422,450

Balance as of June 30, 2024 (unaudited)	4,772,187	53,765,940	4,743,749	$474	1	0	$—	(9,476,691)	(9,476,217)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Redemption of Class A ordinary shares	(3,399,500)	(38,596,223)	—	—	—	—	—	—	—
Remeasurement of Class A ordinary shares subject to redemption	—	610,118	—	—	—	—	(30,000)	(580,118)	(610,118)
Net loss	—	—	—	—	—	—	—	(132,909)	(132,909)

Balance as of September 30, 2024 (unaudited)	1,372,687	$15,779,835	4,743,749	$474	1	$0	$—	$(10,189,718)	$(10,189,244)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Remeasurement of Class A ordinary shares subject to redemption	—	2,105,252	—	—	—	—	—	(2,105,252)	(2,105,252)
Net income	—	—	—	—	—	—	—	1,618,630	1,618,630

Balance as of March 31, 2023 (unaudited)	18,975,000	196,873,137	—	—	4,743,750	474	—	(6,976,395)	(6,975,921)
Remeasurement of Class A ordinary shares subject to redemption	—	2,318,917	—	—	—	—	—	(2,318,917)	(2,318,917)
Net income	—	—	—	—	—	—	—	2,093,294	2,093,294

Balance as of June 30, 2023 (unaudited)	18,975,000	199,192,054	—	—	4,743,750	474	$—	(7,202,018)	(7,201,544)
Redemption of Class A ordinary shares	(14,202,813)	(149,486,187)	—	—	—	—	—	—	—
Conversion of Sponsor Class B ordinary shares to Class A ordinary shares	—	—	4,743,749	474	(4,743,749)	(474)	—	—	—
Remeasurement of Class A ordinary shares subject to redemption	—	1,380,072	—	—	—	—	—	(1,380,072)	(1,380,072)
Net income	—	—	—	—	—	—	—	857,708	857,708

Balance as of September 30, 2023 (unaudited)	4,772,187	$51,085,939	4,743,749	$474	1	$0	$—	$(7,724,382)	$(7,723,908)

The accompanying notes are an integral part of the unaudited condensed consolidated financial stat em
ents.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$437,633	$4,569,632
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on marketable securities held in Trust Account	—	(2,538,270)
Accrued dividends on marketable securities held in Trust Account	165,645	(217,803)
Sponsor waiver of administrative services fees	90,000	—
Changes in current assets and current liabilities:
Prepaid expense	(12,754)	336,910
Other receivable, net of reserve for credit losses	—	—
Accounts payable	232,110	7,579
Accrued expenses	371,606	94,614
Accrued interest – related party	69,615	15,210
Accrued offering costs	—	(279,678)

Net cash provided by operating activities	1,353,855	1,988,194

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(2,564,785)	(395,435,168)
Proceeds from redemption of treasury securities	38,596,223	541,873,187

Net cash provided by investing activities	36,031,438	146,438,019

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,120,000	900,000
Payment of redemptions to Class A ordinary shareholders	(38,596,223)	(149,486,187)

Net cash used in financing activities	(37,476,223)	(148,586,187)

Net Change in Cash	(90,930)	(159,974)
Cash – Beginning of the period	138,283	224,474

Cash – End of the period	$47,353	$64,500

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,399,140	$5,804,241
Deferred offering costs included in accrued offering costs	$—	$(279,678)
Reserve for credit losses	$435,000	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial sta teme
nts.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of investment income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of September 30, 2024, the Company has exercised thirteen (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $910,000 into the Trust Account, to extend the time to complete the business combination to August 18, 2024.
On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month
basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of September 30, 2024, the Company has made two (2) deposits of $30,000, or $60,000 in the aggregate, to extend the time with which the Company has to complete a business combination to October 18, 2024. On October 15, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to November 18, 2024, and on November 14, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to December 18, 2024 (see Note
9).
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
On August 27, 2024, the Company entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”) whereby the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile
and become a newly formed Delaware corporation by means of a merger with the Company, pursuant to the Cayman Islands Companies law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger. In addition the Merger Agreement Amendment includes a provision that increases the amount the Company may borrow from the Sponsor from $2,000,000 to $2,750,000.
Risks and Uncertainties
Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments af fec
ting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine and the middle e
a
st.

Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern Consideration
As of September 30, 2024 and December 31, 2023, the Company had $47,353 and $138,283 in cash, respectively, and a working capital deficit of $3,547,994 and $1,676,487, respectively, excluding
Marketable
Securities held in the Trust Account and the Deferred Underwriter
Commissions

liability.
The Company’s liquidity needs through September 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the Financial Statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) (see Note 5) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Extended Combination Period.
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
for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may ma ke com
parison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those esti mat
es.
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
non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and six months ended September 30, 2024 and 2023, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended September 30, 2024 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2024
Net loss	$(132,909)
Remeasurement of temporary equity to redemption value	(610,118)

Net loss including remeasurement of temporary equity to red e mption value	$(743,027)

	For the Three Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(278,639)	$(464,388)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	610,118	—	—

Total net income (loss) allocated by class	$331,479	$(464,388)	$0

Denominator:
Weighted-average shares outstanding	3,220,241	4,743,749	1
Basic and diluted net income (loss) per share	$0.10	$(0.10)	$(0.10)

For the Nine Months Ended September 30, 2024
Net income	$437,633
Remeasurement of temporary equity to redemption value	(2,399,140)

Net loss including remeasurement of temporary equity to redemption value	$(1,961,507)

	For the Nine Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(889,701)	$(1,071,806)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	2,399,140	—	—

Total net income (loss) allocated by class	$1,509,439	$(1,071,806)	$0

Denominator:
Weighted-average shares outstanding	4,251,096	4,743,749	1
Basic and diluted net income (loss) per share	$0.36	$(0.23)	$(0.23)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and six months ended September 30, 2023 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2023
Net income	$857,708
Remeasurement of temporary equity to redemption value	(1,380,072)

Net loss including remeasurement of temporary equity to redemption value	$(522,364)

	For the Three Months Ended September 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(306,030)	$(201,572)	$(14,762)
Deemed dividend for remeasurement of temporary equity to redemption value	1,380,072	—	—

Total net income (loss) allocated by class	$1,074,042	$(201,572)	$(14,762)

Denominator:
Weighted-average shares outstanding	8,786,025	4,073,437	670,313
Basic and diluted net income (loss) per share	$0.12	$(0.05)	$(0.02)

For the Nine Months Ended September 30, 2023
Net income	$4,569,632
Remeasurement of temporary equity to redemption value	(5,804,241)

Net loss including remeasurement of temporary equity to redemption value	$(1,234,609)

	For the Nine Months Ended September 30, 2023
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(875,826)	$(201,572)	$(157,211)
Deemed dividend for remeasurement of temporary equity to redemption value	5,804,241	—	—

Total net income (loss) allocated by class	$4,928,415	$(201,572)	$(157,211)

Denominator:
Weighted-average shares outstanding	15,541,353	1,372,733	3,371,017
Basic and diluted net income (loss) per share	$0.32	$(0.15)	$(0.05)
Fair value of Financial Instruments
ASC Topic 820, Fair Value Measurement, defines fair value as the amount that would be received to sell an asset or paid to transfer a li abil
ity, in an orderly transaction between market participants.
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. In connection with the shareholders’ vote at the Annual Meeting of the shareholders held by the Company on August 18, 2024, 3,399,500 Class A ordinary shares were tendered for redemption at an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. Accordingly, at September 30, 2024, 1,372,687 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company has recorded remeasurements of $610,118 and $1,380,072 for the three months ended September 30, 2024 and 2023, respectively, and $2,399,140 and $5,804,241 for the nine months ended September 30, 2024 and 2023, respectively.
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
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Covenant Fees
Pursuant to the Merger Agreement, Fusemachines is covenanted to deliver to the Company its audited financial statements for the twelve mo
nth periods ended December 31, 2023 and 2022 (the “Fusemachines Audited Financial Statements”) for inclusion in the registration statement on Form
S-4
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
one-month
delay
(pro-rated
for any partial month). Fusemachines provided the Fusemachines Audited Financial Statements to the Company in September 2024. As such, the Company has recorded $210,000 and $435,000 of covenant fees as other income on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and as an other receivable on the condensed consolidated balance sheets as of September 30, 2024. Collection of the covenant fees is not probable as of September 30, 2024. As such, the Company established a reserve for credit losses against the other receivable. The Company has recorded $210,000 and $435,000 to credit losses as other expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

NOTE 4 — PRIVATE PLACEMENT
The Company entered into an agreement with the Sponsor pursuant to which the Sponsor purchased an aggregate of 7,942,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of $7,942,500 in the aggregate in a private placement that occurred substantially concurrently with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments as capital contributions from the Sponsor and has recorded $30,000 and $0 to the consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively, and $90,000 and $0 to the consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the condensed balance sheet as of September 30, 2024 and December 31, 2023.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The A&R WC Promissory Note does not amend any other existing terms. On August 19, 2024, the Company issued a second amended and restated promissory note (the “2 nd
A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,750,000. The 2 nd
A&R WC Promissory Note does not amend any other existing terms.
The Company drew an aggregate of $2,350,000 and has accrued $97,903 of interest on principal amounts outstanding as of September 30, 2024 and drew an aggregate of $1,230,000 and has accrued $28,288 of interest on principal amounts outstanding as of December 31, 2023.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Co mbin
ation, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on August 18, 2024, 3,399,500 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. At September 30, 2024 and December 31, 2023, there were 4,743,749 non-redeemable
Class A ordinary shares issued or outstanding, excluding 1,372,687 and 4,772,187 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value, respectively.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At September 30, 2024 and December 31, 2023, there was one (
1
) shares of Class B ordinary shares issued and outstanding.
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
The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Extended Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in con nec
tion with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At September 30, 2024 and December 31, 2023, the Company’s marketable securities held in the Trust Account were valued at $15,779,835 and $51,976,918, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents the fair value information, as of September 30, 2024 and December 31, 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024
Assets:
Treasury Trust Funds held in Trust Account	$15,779,835	$—	$—
As of December 31, 2023
Assets:
Treasury Trust Funds held in Trust Account	$51,976,918	$—	$—
NOTE 9 — SUBSEQUENT EVENT
S
On October 2, 2024, the Company drew an additional $
200,000
on the 2nd A&R WC Promissory Note.
On October 15, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to November 18, 2024.
On November 13, 2024, the Company drew an additional $200,000 on the 2nd A&R WC Promissory Note.
On November 14, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to December 18, 2024.

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

As of September 30, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of September 30, 2024, the Company has exercised thirteen (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $910,000 into the Trust Account, to extend the time to complete the business combination to August 18, 2024.

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of September 30, 2024, the Company has made two (2) deposits of $30,000 to extend the time with which the Company has to complete a business combination to October 18, 2024. On October 15, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to November 18, 2024, and on November 14, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to December 18, 2024.

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

On August 27, 2024, the Company entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”) whereby the Company will continue out of the Cayman Islands and into the State of Delaware so that as to re-domicile and become a Delaware corporation of means of a merger of the Company with and into a newly formed Delaware corporation pursuant to the Cayman Islands Companies law and the applicable provisions of the Delaware General Corporation Law with such newly formed Delaware corporation becoming the surviving corporation in the merger. In addition the Merger Agreement Amendment includes a provision that increases the amount the Company may borrow from the Sponsor from $2,000,000 to $2,750,000.

Results of Operations

Our entire activity from inception through September 30, 2024 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2024, we had a net loss of $132,909, which consisted of $480,117 dividends on marketable securities held in the Trust Account and $210,000 of covenant fees, offset by $210,000 of expected credit losses, $432,297 of legal and accounting expenses, $50,072 of insurance expense, $73,370 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $27,287 of interest expense.

For the nine months ended September 30, 2024, we had a net income of $437,633, which consisted of $1,849,139 dividends on marketable securities held in the Trust Account and $435,000 of covenant fees, offset by $435,000 of expected credit losses, $946,735 of legal and accounting expenses, $164,185 of insurance expense, $140,971 of dues and subscriptions expense, $90,000 of administrative expense – related party, and $69,615 of interest expense.

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had $47,353 and $138,283 in cash, respectively, and a working capital deficit of $3,547,994 and $1,676,487, respectively, excluding Marketable Securities held in the Trust Account and the Deferred Underwriter Commissions liability.

The Company’s liquidity needs through September 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Extended Combination Period. In addition, management is currently evaluating the impact of various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after the 36-month window ends on January 12, 2025

Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), requires that we complete a business combination no later than 36 months after our IPO, and Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement to complete a business combination in the Rule, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after the 36-month window ends on January 12, 2025. Therefore, if we do not complete our business combination by January 12, 2025, which we will not be able to do, our securities will be suspended and delisted from Nasdaq. In addition, while we may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule, which there will not be assuming that we receive a delisting letter on or after January 12, 2025.

If we extend the time to complete a business combination after January 12, 2025, which is beyond the time-frame permitted by the Rule, we will not be listed at the time we close a business combination. If we are not able to meet Nasdaq initial listing requirement in connection with the closing of the Business Combination, Fusemachines may elect to terminate the Business Combination Agreement and not proceed with the business combination.

Once our securities are delisted, our securities would likely trade on the Over the Counter market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. If this were to occur, we would face significant material adverse consequences, including.

•

a determination that our Public Shares are a “penny stock,” which will require brokers trading in the Public Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

•	limited availability of market quotations for the Company’s securities;

•	reduced liquidity for the Company’s securities;

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we would no longer be listed on Nasdaq, our securities would no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may make more difficult and costly to complete a business combination. In addition, our securityholders could be prohibited from trading in our securities absent our registration in the state where such securityholder lives. To date we have not registered our securities in any State, and do not currently plan to do so. This may make it difficult or impossible for our securityholders to trade in our securities.

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

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month
basis, until July 18, 2025, by placing $30,000 into the Company’s Trust Account. In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on August 18, 2024, 3,399,500 Class A Shares were tendered for redemption. As of September 30, 2024, the Company has made two (2) deposits of $30,000 to extend the time with which the Company has to complete a business combination to October 18, 2024. On October 15, 2024, the Company deposited $30,000 into the Trust Account to extend the time with which the Company has to complete a business combination to November 18, 2024.
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

CSLM Acquisition Corp.

Date: November 18, 2024	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer