Form 10-K
period 2024-12-31
CSLM ACQUISITION CORP.
filed 2025-04-11
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(954)
315-9380
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one right and one-half of one redeemable warrant	CSLUF	OTC Markets Group, Inc.
Class A ordinary shares, par value $0.0001 per share	CSLMF	OTC Markets Group, Inc.
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CSLWF	OTC Markets Group, Inc.
Rights to acquire one-tenth of one Class A ordinary share	CSLRF	OTC Markets Group, Inc.
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
12b-2
of the Exchange Act): Yes ☒ No ☐
The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $53,639,382.
As of April 11, 2025, there were 6,116,436 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

48

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

On January 15, 2025 we received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective January 12, 2022. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by January 12, 2025, the Company did not comply with IM-5101-2, and its securities were suspended at the opening of business on January 22, 2025, However, the Company’s securities are now trading on the over-the-counter market since January 22, 2025. The units are trading on the OTC Markets Group, Inc. (“OTC”) under the symbol “CSLUF” Any underlying Class A ordinary shares, rights and redeemable warrants that were separated trade on OTC under the symbols “CSLMF,” “CSLRF” and “CSLWF,” respectively.

(b) Holders

As of April 11, 2025, there was approximately one holder of record of our units, approximately five holders of record of our separately traded Class A ordinary shares, approximately one holder of record of our outstanding rights to receive one-tenth of one Class A ordinary share, approximately one holder of record of our Class B ordinary shares and approximately two holders of record of our redeemable warrants.

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

On July 13, 2023, as was approved by the shareholders at the Special Meeting, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.” The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading. It now trades under the ticker symbol “CSLMF” on OTC.

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

References to the “Company,” “our,” “us” or “we” refer to CSLM Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of December 31, 2024, the Company has exercised thirteen (13) of the fifteen (15) additional one-month extension periods, depositing an aggregate of $910,000 into the Trust Account to extend the time to complete the business combination to August 18, 2024.

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of December 31, 2024, the Company has made five (5) deposits of $30,000 to extend the time with which the Company has to complete a business combination to January 18, 2024. The Company has four (4) one-month deposits remaining until the Extended Termination Date.

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

Results of Operations

Our entire activity from inception through December 31, 2024 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the year ended December 31, 2024, we had net income of $172,315, which consisted of dividend income on marketable securities held in the Trust Account of $2,032,507, offset by $214,185 of insurance expense amortization, $1,253,545 of legal and accounting expenses, $120,000 of administrative expenses due to related party, $170,745 dues and subscriptions expenses, $101,343 of interest expense on the promissory note with related party, and $374 of formation costs. Additionally, the Company earned $505,000 of covenant fees which was fully offset by a $505,000 reserve for credit losses.

For the year ended December 31, 2023, we had net income of $4,626,782, which consisted of realized gains on marketable securities held in the Trust Account of $2,538,270 and dividend income on marketable securities held in the Trust Account of $3,736,950, offset by $477,750 of insurance expense amortization, $644,515 of legal and accounting expenses, $240,000 of administrative expenses due to related party, $256,333 dues and subscriptions expenses, $28,288 of interest expense on the promissory note with related party, and $1,552 of bank fees, general and administrative expenses.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2024 and 2023, the Company had $83,227 and $138,283 in cash, respectively, and a working capital deficit of $4,056,679 and $1,676,487, respectively, excluding marketable securities held in the Trust Account and the deferred underwriter fee liability.

For the year ended December 31, 2024, net cash provided by operating activities was $1,267,939. Net income of $172,315 was increased by accrued dividends on marketable securities held in trust of $170,488, the Sponsor waiver of administrative services fees of $120,000, and an increase of $805,137 to operating assets and liabilities.

For the year ended December 31, 2023, net cash provided by operating activities was $2,610,229. Net income of $4,626,782 was increased by and increase of $512,246 to operating assets and liabilities and the Sponsor waiver of administrative services fees of $240,000, and reduced by realized gains on marketable securities held in Trust Account of $2,538,270 and accrued dividends on marketable securities held in Trust Account of $230,530.

The Company’s liquidity needs through December 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful by the Extended Termination Date.

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

Consulting Agreements

The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 shares of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation—Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination.

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

Recent Accounting Standards

This information appears in Note 2 to the consolidated financial statements which discloses recent accounting pronouncements and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, covered by this Annual Report on Form
10-K,
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.
None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Charles Cassel	61	Director, Chief Executive Officer and Chief Financial Officer
Jonathan Binder	61	Director and Chairman
Irakli Gilauri	48	Director
Peter Tropper	73	Director
Salman Alam	42	Director

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

Salman Alam has served as a director since January 2022. Salman Alam is Vice President, Legal, at Sandisk, a leading provider of flash solutions and advanced memory technologies, where he is responsible for worldwide product development, commercial and go-to-market technology legal issues. With over 17 years of legal experience in the corporate legal sector, he has deep experience in emerging product regulatory issues within the data ecosystem in markets across the world, including in artificial intelligence, licensing, and data privacy. He has also served as Board Director for CSLM since 2022. Mr. Alam previously served in roles of increasing responsibility at Western Digital, including Vice President. Prior to Western Digital, Mr. Alam has served as a legal executive to technology startups, as well as a corporate transactional attorney at Newmeyer & Dillion, LLP, where he represented emerging and established companies in corporate transactions, M&A, capital markets, and corporate governance matters. Mr. Alam received a B.A. from the University of California, Berkeley, and a law degree from the University of California, College of the Law, San Francisco. We believe Mr. Alam’s qualifications to serve on our board of directors include his extensive experience in legal and governance matters, particularly with technology companies as part of the broader artificial intelligence ecosystem.

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

61

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

64

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 11, 2025, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our directors and officers; and

•	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these are not exercisable within 60 days of April 11, 2025.

	CSLM Ordinary Shares(2)
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class
Charles Cassel(3)	4,593,750	75.1%
Jonathan Binder(3)	4,593,750	75.1%
Meteora Capital, LLC(4)	541,917	8.9%
Irakli Gilauri	50,000	* %
Peter Tropper	50,000	* %
Salman Alam	50,000	* %
All director and officers as a group (6 individuals)	4,743,750	77.6%
5% Holders of CSLM
Consilium Acquisition Sponsor I, LLC (our sponsor)(2)	4,593,750	96.8%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CSLM Acquisition Corp I, Ltd., 2400 E. Commercial Boulevard, Suite 900, Ft. Lauderdale, FL 33308.
(2)

Interests shown includes Class A ordinary shares that were exchanged from the same number of Class B ordinary shares. The remaining Class B ordinary share will convert into Class A ordinary share on a one-for-one basis, subject to adjustment.

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

(4)

Meteora Capital, LLC, a Delaware limited liability company, is the investment manager of Class A ordinary shares reported herein. The Managing Member of Meteora Capital, LLC, Vik Mittal, a United States citizen, is the record holder of the Class A ordinary shares reported herein. The address of the principal business office for each of Meteora Capital, LLC and Vik Mittal is 1200 N Federal Hwy, #200, Boca Raton, Florida, 33432.

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

Promissory Note — Related Party

In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the consolidated balance sheets as of December 31, 2024 and 2023.

In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. As of December 31, 2024 and 2023, the Company drew an aggregate of $2,750,000 and $1,230,000, respectively, and has accrued $129,630 and $28,288 of interest on principal amounts outstanding, respectively. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”) to the Sponsor to increase the total borrowing base from $1,500,000 to $2,000,000. The A&R WC Promissory Note does not amend any other existing terms. On August 19, 2024, the Company issued a second amended and restated promissory note (the “2nd A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,750,000. The 2nd A&R Promissory Note does not amend any other existing terms.

On February 4, 2025, the Company issued a third amended and restated promissory note (the “3rd A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3rd A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination

Related Party Notes

In order to finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“working capital loans”). The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such working capital loans may be convertible into warrants, at a price of $1.00 per warrant, of the post business combination entity. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The warrants would be identical to the private placement warrants. As of December 31, 2024, there were no amounts outstanding under the working capital loans.

Administrative Services Agreement

We entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which we will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor has waived all payments under the support services agreement.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2024		For the Year ended December 31, 2023
Audit Fees(1)		$182,296	$111,000
Audit-Related Fees(2)		$—	$—
Tax Fees(3)		$—	$—
All Other Fees(4)		$—	$—
Total	$		$—

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

PART IV.

Item 15.	Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1	Merger Agreement with Fusemachines, Inc. dated January 22, 2024, filed on Current Report 8-K on January 23, 2024

2.2	Amendment to merger agreement dated August 27, 2024 filed on Current Report 8-K on August 29, 2024

2.3	2nd Amendment to merger agreement dated February 4, 2025 filed on Current Report 8-K on February 5, 2025

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.

4.1(1)	Warrant Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(1)	Rights Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as rights agent.

4.3(2)	Description of the Company’s securities.

10.1(1)	Letter Agreement, dated January 12, 2022, among the Company, the Sponsor and the Company’s officers and directors.

10.2(1)	Investment Management Trust Agreement, dated January 12, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated January 12, 2022, among the Company, the Sponsor and certain other security holders.

10.4(1)	Private Placement Warrants Purchase Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.5(1)	Support Services Agreement, dated January 12, 2022, between the Company and the Sponsor.

10.6(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Charles Cassel.

10.7(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Jonathan Binder.

10.9(2)	Indemnity Agreement, dated January 12, 2022, between the Company and Irakli Gilauri.

10.10(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Peter Tropper.

10.11(2)	Indemnity Agreement, dated January 12, 2022 between the Company and Salman Alam.

10.11	Amended and Restated Promissory Note dated January 18, 2024 issued to the Sponsor, filed on Current Report 8-K on January 19, 2024

10.12	2nd Amended and Restated Promissory Note dated August 19, 2024 issued to the Sponsor, filed on Current Report 8-K on August 20, 2024

10.13	3rd Amended and Restated Promissory Note dated February 4, 2025 issued to the Sponsor, filed on Current Report 8-K on February 5, 2025

14.1(2)	Code of Ethics and Business Conduct of CSLM Acquisition Corp I, Ltd.

31.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Clawback Policy

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2022.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSLM ACQUISITION CORP I, LTD.

Date: April 11, 2025	/s/ Charles Cassel
By: Charles Cassel
Title Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles Cassel
Name:	Charles Cassel
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	April 11, 2025

/s/ Jonathan Binder
Name:	Jonathan Binder
Title:	Director and Chairman
Date:	April 11, 2025

/s/ Irakli Gilauri
Name:	Irakli Gilauri
Title:	Director
Date:	April 11, 2025

/s/ Peter Tropper
Name:	Peter Tropper
Title:	Director
Date:	April 11, 2025

/s/ Salman Alam
Name:	Salman Alam
Title:	Director
Date:	April 11, 2025

CSLM ACQUISITION CORP.
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
” or the “
Company
”) as amended on August 27, 2024, (as it may be further amended and/or restated from time to time, the “
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
Timeframes for Filing and Closing
CSLM Holdings, Inc. filed a Registration Statement on November 27, 2024 in connection with the Business Combination. The Closing is expected to occur following the fulfillment or waiver of the closing conditions set forth in the Merger Agreement.
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
The foregoing description of the form of Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.
Founder Transaction Bonus Agreement
Parent, Sameer Maskey, the founder and Chief Executive Officer of the Company, and the Company are entering into and delivering a Founder Transaction Bonus Agreement, (the “
Founder Transaction Bonus Agreement
”), pursuant to which Mr. Maskey will be entitled to a transaction completion bonus upon the Closing upon the terms set forth in the Founder Transaction Bonus Agreement. The foregoing description of the Founder Transaction Bonus Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Founder Transaction Bonus Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form
8-K
filed on January 23, 2024, and incorporated by reference herein.
On February 4, 2025, CSLM entered into a second amendment to the Merger Agreement (the “
2nd Amendment
”) to (a) remove the provision in the Sponsor Support Agreement subjecting certain Sponsor equity securities of CSLM to surrender and forfeiture; (b) amend the definition of the “
PIPE Investment Amount
” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (c) remove the delay fees incurred in connection with delivery of Fusemachines’ financial statements.

In connection with the 2nd Amendment, Fusemachines issued a convertible note to an affiliate of Consilium Acquisition Sponsor I, LLC, a Cayman Islands limited liability company, CSLM’s sponsor (the “
Sponsor
in the amount of $2,160,000, which note shall convert into shares of common stock of Fusemachines at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash (the “
Escrow Note
”). The funds from the Escrow Note shall be put in an escrow account held at Continental Stock Transfer and Trust Company, CSLM’s transfer agent (“CST”) pursuant to an escrow agreement among CSLM, the Sponsor Affiliate, Fusemachines and CST (the “Escrow Agreement”) and shall be released to the Surviving Corporation upon the consummation of the Business Combination. In addition, the maturity dates on the two promissory notes issued by Fuse to the Sponsor Affiliate on January 25, 2024 in the amounts of $4.5 million and $2 million, were extended to July 12, 2025.
In connection with the 2nd Amendment, that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor, was amended to increase the PIPE Investment Amount from $8,240,000 to $8,840,000 (the “
Subscription Agreement Amendment
”).
The summary above is qualified in its entirety by reference to the complete text of the Merger Agreement, the First Amendment, the 2nd Amendment, and the Subscription Agreement Amendment, copies of which are attached hereto as Exhibits 2.1, 2.2, 2.3, and 10.1 to the Current Report on Form
8-K
filed on February 5, 2025 and are incorporated by reference herein.

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
Financial Position
With funds available for a business combination initially in the amount of $16,053,202 assuming no further redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. We issued an interest-bearing promissory note to our Sponsor in the principal amount of $1,500,000 in February 2023. In January 2024, we amended the promissory note to increase the principal amount from $1,500,000 to $2,000,000. On August 19, 2024, CSLM issued a 2nd amended and restated promissory note (the “
2nd A&R Note
”) to increase the amount the Company may borrow from $2,000,000 to $2,750,000. On February 4, 2025, CSLM issued a 3rd amended and restated promissory note (the “
3rd A&R Note
”) to increase the amount the Company may borrow from $2,750,000 to $3,000,000. The 3rd A&R Note bears interest at a rate of 4.75% per annum, and is payable on the earlier to occur of (i) the date by which the Company has to complete a business combination or (ii) the effective date of a business combination. In the event of a Business Combination, the outstanding balance payable may be repaid at the payee’s discretion, (i) in cash, or (ii) $1,491,000 of the Principal and its accrued and unpaid interest shall be converted into CSLM’s Class A ordinary shares at a share price of Four Dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination. Proceeds from the promissory note will be applied towards monthly extension deposits and working capital needs.
The foregoing description of the 3rd A&R Note is qualified in its entirety by reference to the full text of the 3rd A&R Note, a copy of which is filed with the Current Report on Form
8-Kfiled
on February 5, 2025 as Exhibit 10.3 and is incorporated herein by reference.
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
”) by depositing into the Trust Account $70,000 for each
one-month
extension.
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
On August 18, 2024, CSLM held an annual general meeting (the “
Annual Meeting
”). At the Annual Meeting, the shareholders approved amendments to the Current Charter to extend the date by which CSLM must complete an initial business combination from August 18, 2024 to July 18, 2025 (each an “
Extension
”) on a monthly basis, by depositing the sum of $30,000 into the trust account for each one-month
extension. In connection with the Annual Meeting, shareholders holding an aggregate of 3,399,500 CSLM Class A Ordinary Shares exercised their right to redeem their shares. The Company has until July 18, 2025 to consummate the Business Combination, if the Extension payments are made.

Redemption of public shares and liquidation if no initial business combination
If we anticipate that we may not be able to consummate our initial business combination by July 18, 2025, with the payment of $30,000 per month for each one month Extension, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 18, 2025 if the $30,000 Extension payments for each month is made.
Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by July 18, 2025. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by July 18, 2025.
Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025, after depositing $30,000 in the Trust Account for each one month Extension, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $138,283 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. Additionally, we issued an interest-bearing promissory note to our Sponsor in the principal amount of $1,500,000 in February 2023. In January 2024, on August 19, 2024, we amended the promissory note to increase the principal amount from the initial amount of $1,500,000 to $2,750,000.

On February 4, 2025, CSLM issued a 3rd amended and restated promissory note (the “
3rd A&R Note
”) to increase the amount the Company may borrow from $2,750,000 to $3,000,000. The 3rd A&R Note bears interest at a rate of 4.75% per annum, and is payable on the earlier to occur of (i) the date by which the Company has to complete a business combination or (ii) the effective date of a business combination. In the event of a Business Combination, the outstanding balance payable may be repaid at the payee’s discretion, (i) in cash, or (ii) $1,491,000 of the Principal and its accrued and unpaid interest shall be converted into CSLM’s Class A ordinary shares at a share price of Four Dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination.
Proceeds from the 3rd A&R Note will be applied towards monthly extension deposits and working capital needs.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $51,976,918 from the proceeds of our initial public offering and the sale of the private placement warrants, and have issued an interest bearing promissory note to the Sponsor in the principal amount of $1,500,000 (which has been amended to $3,000,000 in January 2025) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025, after depositing $30,000 in the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by such date, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by July 18, 2025, after depositing $30,000 in the Trust Account for each one month Extension with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the rights or warrants.
Amended and Restated Memorandum and Articles of Association
Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025, after depositing $30,000 in the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

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

•
if our initial business combination is not consummated by July 18, 2025, after depositing $30,000 in the Trust Account for each one month Extension, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

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
Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. A quorum for such meeting will be present if the one-third
of our issued and outstanding ordinary shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders, directors and officers will count toward this quorum and, pursuant to the letter agreement, our initial shareholders, directors and officers have agreed to vote any founder shares and public shares held by them (including any shares purchased in our initial public offering or in open market and privately-negotiated transactions) in favor of our initial business combination. As a result, we do not need public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 50% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The agreement by our initial shareholders, directors and officers to vote in favor of our initial business combination and our quorum threshold will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
If we have not completed our initial business combination by July 18, 2025 after depositing $30,000 into the Trust Account for each one month Extension, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.
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

If we have not completed our initial business combination by July 18, 2025, our public shareholders may be forced to wait beyond such time before redemption from our trust account.
If we have not completed our initial business combination by July 18, 2025, after the deposit of $30,000 into the Trust Account for each one month Extension, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.
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
Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were no authorized but unissued Class A ordinary shares and 4,743,750 Class B ordinary shares, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one
ratio but subject to adjustment as set forth herein. As of December 31, 2024, 2023, 2022 and 2021, there were no preference shares issued and outstanding.
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
non-controlling
investments in sensitive U.S. businesses meeting certain criteria. The parties have determined that Fusemachines is not a TID U.S. business, as that term is defined in 31 C.F.R. § 800.248, and as a result, it is not mandatory to submit a CFIUS filing with respect to the Business Combination. The parties may determine to submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination or recommend that the U.S. president block the initial business combination or order CSLM to divest all or a portion of Fusemachines following the Closing. Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and CSLM has limited time to complete its initial business combination. If CSLM cannot complete its initial business combination by July 18, 2025, by depositing $30,000 in the Trust Account on a monthly basis for each one-month
extension, or such later date that may be approved by CSLM’S shareholders, because the review process extends beyond such timeframe or because the Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, CSLM may be required to liquidate. If CSLM liquidates, its Public Shareholders may only receive their pro rata share of amounts held in the Trust Account that are available for distribution to Public Shareholders, and the CSLM Warrants will expire worthless. This will also cause shareholders to lose the investment opportunity in Fusemachines and the chance of realizing future gains on their investment through any price appreciation in the combined company.
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
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 18, 2025or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by July 18, 2025, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (2) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by July 18, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights and/or warrants, potentially at a loss.
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
Although we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
Although we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act, such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. Pursuant to the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of the same relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the public warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the public warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the ten trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise such warrants.
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
Ft. Lauderdale, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CSLM Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in class A ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
April 11, 2025

CSLM ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$83,227	$138,283
Prepaid expenses	6,670	15,848
Due from related party	31,849	31,849
Other receivable, net of reserve for credit losses of $505,000	—	—
Marketable securities held in Trust Account	16,053,202	51,976,918

Total current assets	16,174,948	52,162,898

Total Assets	$16,174,948	$52,162,898

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$330,180	$132,349
Accrued expenses	968,615	471,830
Promissory note – related party	2,750,000	1,230,000
Accrued interest – related party	129,630	28,288
Deferred underwriting commissions	6,641,250	6,641,250

Total current liabilities	10,819,675	8,503,717

Total Liabilities	10,819,675	8,503,717

Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,372,687 and 4,772,187 and shares subject to redemption as of December 31, 2024 and 2023, respectively	16,053,202	51,976,918
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 1,372,687 and 4,772,187 shares subject to possible redemption at December 31, 2024 and 2023, respectively	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2024 and 2023	0	0
Additional paid-in capital	—	—
Accumulated deficit	(10,698,403)	(8,318,211)

Total Shareholders’ Deficit	(10,697,929)	(8,317,737)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,174,948	$52,162,898

The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2024	2023
Insurance expense	$214,185	$477,750
Legal and accounting expenses	1,253,545	644,515
Dues and subscriptions	170,745	256,333
Administrative expenses – related party	120,000	240,000
Interest expense – related party	101,343	28,288
Formation, general and administrative expenses	374	1,552

Operating expenses	1,860,192	1,648,438

Loss from operations	(1,860,192)	(1,648,438)

Other income (expense):
Realized gain on marketable securities held in Trust Account	—	2,538,270
Dividends on marketable securities held in Trust Account	2,032,507	3,736,950
Covenant fees	505,000	—
Provision for credit losses	(505,000)	—

Total other income, net	2,032,507	6,275,220

Net income	$172,315	$4,626,782

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,527,561	12,826,933
Basic and diluted net income per share, Class A ordinary shares stock subject to redemption	$0.47	$0.42
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	2,222,414
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.31)	$(0.28)
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	2,521,336
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.31)	$(0.06)
The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE
REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024

	Class A		Class A		Class B		Additional		Total
	Temporary Shares		Ordinary Shares		Ordinary Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)
Redemption of Class A ordinary shares	(3,399,500)	(38,596,223)	—	—	—	—	—	—	—
Sponsor waiver of administrative services fees	—	—	—	—	—	—	120,000	—	120,000
Remeasurement of Class A ordinary shares subject to redemption	—	2,672,507	—	—	—	—	(120,000)	(2,552,507)	(2,672,507)
Net income	—	—	—	—	—	—	—	172,315	172,315

Balance – December 31, 2024	1,372,687	$16,053,202	4,743,749	$474	1	$0	$—	$(10,698,403)	$(10,697,929)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A		Class A		Class B		Additional		Total
	Temporary Shares		Ordinary Shares		Ordinary Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	18,975,000	$194,767,885	—	$—	4,743,750	$474	$—	$(6,489,773)	$(6,489,299)
Redemption of Class A ordinary shares	(14,202,813)	(149,486,187)	—	—	—	—	—	—	—
Conversion of Sponsor Class B ordinary shares to Class A ordinary shares	—	—	4,743,749	474	(4,743,749)	(474)	—	—	—
Sponsor waiver of administrative services fees	—	—	—	—	—	—	240,000	—	240,000
Remeasurement of Class A ordinary shares subject to redemption	—	6,695,220	—	—	—	—	(240,000)	(6,455,220)	(6,695,220)
Net income	—	—	—	—	—	—	—	4,626,782	4,626,782

Balance – December 31, 2023	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)

The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$172,315	$4,626,782
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on marketable securities held in Trust Account	—	(2,538,270)
Accrued dividends on marketable securities held in Trust Account	170,488	(230,530)
Sponsor waiver of administrative services fees	120,000	240,000
Changes in current assets and current liabilities:
Prepaid expenses	9,178	478,996
Accounts payable	197,831	124,164
Accrued expenses	496,785	163,864
Accrued offering costs	—	(279,678)
Accrued interest – related party	101,342	28,288
Due from related party	—	(3,387)

Net cash provided by operating activities	1,267,939	2,610,229
Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(2,842,995)	(396,313,420)
Proceeds from redemption of treasury securities	38,596,223	541,873,187

Net cash provided by investing activities	35,753,228	145,559,767
Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,520,000	1,230,000
Payment of redemptions to Class A ordinary shareholders	(38,596,223)	(149,486,187)

Net cash used in financing activities	(37,076,223)	(148,256,187)
Net Change in Cash	(55,056)	(86,191)
Cash – Beginning	138,283	224,474

Cash-Ending	$83,227	$138,283

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,672,507	$6,695,220
Reserve for credit losses	$505,000	$—
Sponsor capital contribution for waiver of administrative services fees	$120,000	$240,000
The accompanying notes are an integral part of these consolidated financial statements

CSLM ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
CSLM ACQUISITION CORP. (the “Company” or “CSLM”) company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The Company’s financial statements include CSLM Merger Sub, Inc. and CSLM Holdings, Inc., both wholly-owned subsidiaries of CSLM Acquisition Corp. and are presented on a consolidated basis (the “Financial Statements”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2024, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of December 31, 2024, the Company has exercised thirteen (13) of the fifteen (15) additional one-month
extension periods, depositing an aggregate of $910,000 into the Trust Account to extend the time to complete the business combination to August 18, 2024.
On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month
basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of December 31, 2024, the Company has exercised five (5) additional one-month
extension periods, depositing an aggregate of $150,000 into the Trust Account to extend the time to complete the business combination to January 18, 2025.

On January 16, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to February 18, 2025. 2025 (see Note
10
). On February 18, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to March 18, 2025 (see Note
10
). On March 14, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to April 18, 2025 (see Note
10
).
Merger Agreement
On January 22, 2024, the Company entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc. (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Fusemachines, after which Fusemachines will be the surviving corporation and a wholly owned subsidiary of the Company.
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
On February 4, 2025, the Company issued a third amended and restated promissory note (the “3 rd
A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3 rd
A&R Promissory Note

additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination (see Note
10
).
On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the second amendment to the Merger Agreement (the “2 nd
Amendment”) which amends the Merger Agreement dated January 22, 2024 and the Merger Agreement Amendment dated August 27, 2024 (together, the “Original Merger Agreement”). The 2 nd
Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements (see Note
10
).
In connection with the 2nd Amendment, an affiliate (the “Sponsor Affiliate”) of the Sponsor, provided financing to Fusemachines in the amount of $2,160,000, in exchange for a new convertible note which note shall convert into shares of common stock of Fusemachines at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash (the “Escrow Note”). The funds from the Escrow Note shall be put in an escrow account held at Continental Stock Transfer and Trust Company, CSLM’s transfer agent (“CST”) pursuant to an escrow agreement among CSLM, the Sponsor Affiliate, Fusemachines and CST (the “Escrow Agreement”) and shall be released to the Surviving Corporation upon the consummation of the Business Combination. In addition, the maturity dates on the two promissory notes issued by Fuse to the Sponsor Affiliate on January 25, 2024 in the amounts of $4.5 million and $2 million, were extended to July 12, 2025 (see Note
10
).
On February 4, 2025, in connection with the 2nd Amendment, the parties to that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor (the “Subscription Agreement”), entered into an amendment to the Subscription Agreement to revise the PIPE Investment Amount to $8,840,000 (the “Subscription Agreement Amendment”) (see Note
10
).
Risks and Uncertainties
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
Going Concern Consideration
As of December 31, 2024 and 2023, the Company had $83,227 and $138,283 in cash, respectively, and working capital deficit of $4,056,679 and $1,676,487, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability. The Company has incurred losses from operations and has an accumulated deficit of $10,698,403 as of December 31, 2024.
The Company’s liquidity needs through December 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the years ended December 31, 2024 and 2023, reflective of the respective participation rights.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the year ended December 31, 2024 (in dollars, except per share amounts):

For the Year Ended
December 31, 2024
Net income	$172,315
Less: Remeasurement of Class A redeemable shares to redemption value	(2,672,507)

Net loss including remeasurement of temporary equity to redemption value	$(2,500,192)

	For the Year Ended
	December 31, 2024
	Class A Redeemable	Class A Non-Redeemable	Class B Non-Redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(1,010,596)	$(1,489,596)	$(0)
Deemed dividend for remeasurement of temporary equity to redemption value	2,672,507	—	—

Total net income (loss) allocated by class	$1,661,911	$(1,489,596)	$(0)

Denominator:
Weighted average shares outstanding	3,527,561	4,743,749	1
Basic and diluted net income (loss) per share	$0.47	$(0.31)	(0.31)
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. In connection with the shareholders’ vote at the Annual Meeting of the shareholders held by the Company on August 18, 2024, 3,399,500 Class A ordinary shares were tenderd for redemption at an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. Accordingly, at December 31, 2024, 1,372,687 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.
The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. For the year ended December 31, 2024 and 2023, the Company has recorded remeasurements of $2,672,507 and $6,695,220, respectively.

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
ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
to be filed by the Company in connection with the Business Combination (the “Registration Statement”), and that such Fusemachines Audited Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. Fusemachines had covenanted to provide the Fusemachines Audited Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month
delay to March 31, 2024
(pro-rated
for a partial month), $50,000 for the second
one-month
delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month
delay
(pro-rated
for any partial month). Fusemachines provided the Fusemachines Audited Financial Statements to the Company in September 2024. As such, the Company recorded $505,000 of convenant fees as other income in the consolidated statements of operations for the year ended December 31, 2024, and as an other receivable on the condensed consolidated balance sheets as of December 31, 2024. Collection of the covenant fees is not probable as of December 31, 2024. As such, the Company established a reserve for credit losses against the other receivable. The Company recorded $505,000 to credit losses as other expense on the condensed consolidated statements of operations for the year ended December 31, 2024.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. As of December 31, 2024 and 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and applied the provisions retrospectively to each period presented in the financial statements. Adoption of the new standard did not have a material impact on our financial statements.

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
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 18,975,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, one right and one-half
of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).
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

Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments since the Initial Public Offering as capital contributions from the Sponsor, and has recorded $120,000 and $240,000 to the consolidated statements of operations for the year ended December 31, 2024 and 2023, respectively.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the consolidated balance sheets as of December 31, 2024 and 2023.
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
nd
A&R Promissory Note does not amend any other existing terms. As of December 31, 2024 and 2023, the Company drew an aggregate of $2,750,000 and $1,230,000, respectively, and has accrued $129,630 and $28,288 of interest on principal amounts outstanding, respectively.
On February 4, 2025, the Company issued a third amended and restated promissory note (the “3 rd
A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3 rd
A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination (see Note
10
).
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, no Working Capital Loans were outstanding.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on August 18, 2024, 3,399,500 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $38,596,223 and distributed rom the Trust Account on August 21, 2024. Accordingly, at December 31, 2024 and 2023, there were 4,743,749 non-redeemable
Class A ordinary shares issued and outstanding, excluding 1,372,687 and 4,772,187 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value, respectively.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At December 31, 2024 and 2023, there was one (1) share of Class B ordinary shares issued and outstanding, respectively.
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
Financial Services Agreement
The Sponsor entered into a financial services agreement (the “Financial Services Agreement”) with a service provider (the “Broker-Dealer”) for a period of twelve (12) months commencing October 13, 2022, to provide broker-dealer services. In accordance with the Financial Services Agreement, the Broker-Dealer will be paid a fee in the form of 125,000 shares of common stock in the surviving entity of the proposed business combination with Fusemachines. Compensation due to the Broker-Dealer is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $533,750 as of December 31, 2024 and 2023.
Consulting Agreements
The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 and 100,000 shares (175,000 in the aggregate) of its Class B ordinary shares of the Company at a price of
$0.006
per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $819,950 as of December 31, 2024 and 2023.

Capital Markets Advisory Agreement
The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Advisory Agreement was $607,500 and $0 as of December 31, 2024 and 2023, respectively.
NOTE 8 — FAIR VALUE MEASUREMENTS
At December 31, 2024 and 2023, the Company’s marketable securities held in the Trust Account were valued at $16,053,202 and $51,976,918, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.
The following table presents the fair value information, as of December 31, 2024 and 2023, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Assets:
Treasury Trust Funds held in Trust Account	$16,053,202	$—	$—

As of December 31, 2023
Assets:
Treasury Trust Funds held in Trust Account	$51,976,918	$—	$—
NOTE 9 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The CODM uses net income or loss to manage the business and forecasts to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations, to manage, maintain, and enforce contractual agreements to ensure costs are aligned with agreements and the budget. The measure of segment assets is reported on the balance sheets as total assets. All segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.
NOTE 10 — SUBSEQUENT EVENTS
On January 16, 2025, the Company deposited $30,000 into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to February 18, 2025.
On
 February 4, 2025, the Company issued a third amended and restated promissory note (the “3 rd
A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3 rd
A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted in to the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination.
On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the 2 nd
Amendment which amends the Original Merger Agreement. The 2
nd
Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements.
In connection with the 2nd Amendment, the Sponsor Affiliate, provided financing to Fusemachines in the amount of $2,160,000, in exchange for the Escrow Note. The funds from the Escrow Note shall be put in an escrow account held at CST pursuant to the Escrow Agreement and shall be released to the Surviving Corporation upon the consummation of the Business Combination. In addition, the maturity dates on the two promissory notes issued by Fuse to the Sponsor Affiliate on January 25, 2024 in the amounts of $4.5 million and $2 million, were extended to July 12, 2025.
On February 4, 2025, in connection with the 2nd Amendment, the parties to the Subscription Agreement, entered into an the Subscription Agreement Amendment.
On February 18, 2025, the Company deposited $30,000 into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to March 18, 2025.
On March 14, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to April 18, 2025 (see Note 9).