Form 10-Q
period 2025-03-31
CSLM ACQUISITION CORP.
filed 2025-05-15
CIK 1875493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Consilium Acquisition Corp I Ltd.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one right and one-half of one redeemable warrant	CSLUF	OTC Market Group, Inc.
Class A ordinary shares, par value $0.0001 per share	CSLMF	OTC Market Group, Inc.
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CSLWF	OTC Market Group, Inc.
Rights to acquire one-tenth of one Class A ordinary share	CSLRF	OTC Market Group, Inc.
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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of May 13, 2025 was approximately $16,101,619. As of May 15, 2025, there were 6,116,436 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited)	2

	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2025 and 2024 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II — OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I — FINANCIAL INFORMATION
Item 1. Interim Financial Statements
CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash	$3,213	$83,227
Prepaid expenses	—	6,670
Due from related party	31,849	31,849
Other receivable, net of reserve for credit losses of $0 and $505,000 as of March 31, 2025 and December 31, 2024, respectively	—	—
Marketable securities held in Trust Account	16,311,760	16,053,202

Total Assets	$16,346,822	$16,174,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$387,846	$330,180
Accrued expenses	1,149,007	968,615
Promissory note – related party	2,860,000	2,750,000
Accrued interest - related party	162,499	129,630
Deferred underwriting commissions	6,641,250	6,641,250

Total Liabilities	11,200,602	10,819,675
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,372,687 shares subject to redemption as of March 31, 2025 and December 31, 2024	16,311,760	16,053,202
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 1,372,687 subject to possible redemption as of March 31, 2025 and December 31, 2024	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024	0	0
Additional paid-in capital	1,672,564	—
Accumulated deficit	(12,838,578)	(10,698,403)

Total Shareholders’ Deficit	(11,165,540)	(10,697,929)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,346,822	$16,174,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Insurance expense	$45,866	$63,454
Dues and subscriptions	12,922	38,881
Administrative expenses – related party	30,000	30,000
Legal and accounting expenses	285,954	415,328
Interest, general and administrative expenses	32,869	18,587

Operating expenses	407,611	566,250

Loss from operations	(407,611)	(566,250)

Other (loss) income:
Loss on extinguishment of debt	(1,822,844)	—
Dividends on marketable securities held in Trust Account	168,558	679,342
Covenant Fees	—	35,000

Total other (loss) income, net	(1,654,286)	714,342

Net (loss) income	$(2,061,897)	$148,092

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,372,687	4,772,187
Basic and diluted net (loss) income per share, Class A ordinary shares stock subject to redemption	$(0.19)	$0.11
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	4,743,749
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(0.38)	$(0.08)
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	1
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.38)	$(0.08)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Temporary Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	1,372,687	$16,053,202	4,743,749	$474	1	$0	$—	$(10,698,403)	$(10,697,929)
Substantial premium on promissory note issuance	—	—	—	—	—	—	1,822,844	—	1,822,844
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	258,558	—	—	—	—	(180,280)	(78,278)	(258,558)
Net loss	—	—	—	—	—	—	—	(2,061,897)	(2,061,897)

Balance –March 31, 2025 (unaudited)	1,372,687	$16,311,760	4,743,749	$474	1	$0	$1,672,564	$(12,838,578)	$(11,165,540)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Temporary Shares		Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$(8,318,211)	$(8,317,737)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	889,342	—	—	—	—	(30,000)	(859,342)	(889,342)
Net income	—	—	—	—	—	—	—	148,092	148,092

Balance –March 31, 2024 (unaudited)	4,772,187	$52,866,260	4,743,749	$474	1	$0	$—	$(9,029,461)	$(9,028,987)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(2,061,897)	$148,092
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on extinguishment of debt	1,822,844	—
Accrued dividends on marketable securities held in Trust Account	2,120	(232,399)
Sponsor waiver of administrative services fees	30,000	30,000
Covenant Fees	—	(35,000)
Changes in current assets and current liabilities:
Prepaid expense	6,670	(57,109)
Accounts payable	57,666	(84,436)
Accrued expenses	180,392	222,064
Accrued interest - related party	32,869	18,587

Net cash provided by operating activities	70,664	9,799

Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(260,678)	(656,943)

Net cash used in investing activities	(260,678)	(656,943)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	110,000	600,000

Net cash provided by financing activities	110,000	600,000

Net Change in Cash	(80,014)	(47,144)
Cash – Beginning of the period	83,227	138,283

Cash – End of the period	$3,213	$91,139

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$258,588	$889,342
Substantial premium on promissory note issuance	$1,822,844	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Organization and General
CSLM ACQUISITION CORP. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The Company’s unaudited condensed financial statements include CSLM Merger Sub, Inc. and CSLM Holdings, Inc., both wholly-owned subsidiaries of CSLM Acquisition Corp. and are presented on a consolidated basis (the “Financial Statements”).
The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2025, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of March 31, 2025, the Company has exercised thirteen (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $630,000 into the Trust Account, to extend the time to complete the business combination to April 18, 2024.
On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of March 31, 2025, the Company has exercised eight (8) additional one-month extension periods, depositing an aggregate of $240,000 into the Trust Account to extend the time to complete the business combination to April 18, 2025. On April 14, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to May 18, 2025 (see Note 10). On May 14, 2025, the Company deposited $30,000 into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to June 18, 2025 (see Note 10).
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
On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the second amendment to the Merger Agreement (the “2nd Amendment”) which amends the Merger Agreement dated January 22, 2024 and the Merger Agreement Amendment dated August 27, 2024 (together, the “Original Merger Agreement”). The 2nd Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements.
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
On February 4, 2025, in connection with the 2nd Amendment, the parties to that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor (the “Subscription Agreement”), entered into an amendment to the Subscription Agreement to revise the PIPE Investment Amount to $8,840,000 (the “Subscription Agreement Amendment”).

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
Going Concern Consideration
As of March 31, 2025 and December 31, 2024, the Company had $3,213 and $83,227 in cash, respectively, and a working capital deficit of $4,524,290 and $4,056,679, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.
The Company’s liquidity needs through March 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.
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
for the year ended December 31, 2024 as filed with the SEC on April 11, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods
Emerging Growth Company
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
non-redeemable
Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three months ended March 31, 2025 and 2024, reflective of the respective participation rights. The Company has not considered the effect of the 9,487,500 public warrants or 7,942,500 private placement warrants in the calculation of diluted net income (loss) per share since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
In addition, the Company has not included the impact of Class A ordinary shares to be issued upon conversion of the 3rd A&R WC Promissory Note (see Note 5), as the issuance of such Class A ordinary shares is contingent upon the business combination.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2025 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2025
Net loss	$(2,061,897)
Remeasurement of Class A redeemable shares to redemption value	(258,558)

Net loss including remeasurement of temporary equity to redemption value	$(2,320,455)

	For the Three Months Ended March 31, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net loss per share Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	(520,770)	(1,799,685)	0
Deemed dividend for remeasurement of temporary equity to redemption value	258,558	—	0

Total net income (loss) allocated by class	$(262,212)	$(1,799,685)	$0

Denominator:
Weighted-average shares outstanding	1,372,687	4,743,749	1
Basic and diluted net loss per share	$(0.19)	$(0.38)	$(0.38)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three months ended March 31, 2024 (in dollars, except per share amounts):

For the Three Months Ended March 31, 2024
Net income	$148,092
Remeasurement of Class A redeemable shares to redemption value	(889,342)

Net loss including remeasurement of temporary equity to redemption value	$(741,250)

	For the Three Months Ended March 31, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	4,772,187	4,743,749	1
Basic and diluted net loss per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	(371,733)	(369,517)	0
Deemed dividend for remeasurement of temporary equity to redemption value	889,342	—	0

Total net income (loss) allocated by class	$517,609	$(369,517)	$0

Denominator:
Weighted average shares outstanding	4,772,187	4,743,749	1
Basic and diluted net loss per shares	$0.11	$(0.08)	$(0.08)
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
Ordinary Shares Subject to Possible Redemption
Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. In connection with the shareholders’ vote at the Annual Meeting of the shareholders held by the Company on August 18, 2024, 3,399,500 Class A ordinary shares were tendered for redemption at an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. Accordingly, at March 31, 2025 and December 31, 2024, 1,372,687 shares of Class A ordinary shares subject to possible redemption is presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company has recorded remeasurements of $258,558 and $889,342 for the three months ended March 31, 2025 and 2024.
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2025 or December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Covenant Fees
Pursuant to the Merger Agreement, Fusemachines is covenanted to deliver to the Company its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “Fusemachines Audited Financial Statements”) for inclusion in the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination (the “Registration Statement”), and that such Fusemachines Audited Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. Fusemachines has covenanted to provide the Fusemachines Audited Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50,000 for the second one-month delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month delay (pro-rated for any partial month). As of March 31, 2025, Fusemachines had provided the Fusemachines Audited Financial Statements to the Company. As such, the Company has recorded $0 and $35,000 of covenant fees as other income on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively. In
connection with the 2
nd
Amendment, the delay fees
clause related to delayed
delivery of Fusemachine’s Audited Financial Statements were removed and such delay fees incurred were
forgiven. As such, the Company
recorded a write off of the receivable and a corresponding reduction to the reserve for credit losses.

$505,000 of other receivable and $505,000 reserve for credit losses from the condensed consolidated balance sheets during the three months ended March 31, 2025.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2025 and December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Administrative Services Agreement
The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments as capital contributions from the Sponsor and has recorded $30,000 and $30,000 to the consolidated statements of operations for the three months ended March 31, 2025 and 2024.
Promissory Note — Related Party
In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the condensed balance sheet as of March 31, 2025 and December 31, 2024.
In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The A&R Promissory Note does not amend any other existing terms. The Company drew an aggregate of $2,860,000 and has accrued $162,499 of interest on principal amounts outstanding as of March 31, 2025 and drew an aggregate of $2,750,000 and has accrued $129,630 of interest on principal amounts outstanding as of December 31, 2024.
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
The Company determined that the third amendment to the WC Promissory note is not considered a troubled debt restructuring and that the inclusion of a conversion feature is a substantive modification. As a result, the issuance of the 3 rd
A&R WC Promissory Note on February 4, 2025 is accounted for as a debt extinguishment in accordance with ASC 470-50, “Modification and Extinguishments”. During the three months ended March 31, 2025, the Company recognized a loss on extinguishment of debt of $1,822,844 in the condensed consolidated statement of operations. Additionally, the Company determined that the 3 rd
A&R WC Promissory Note was issued at a substantial premium due to the inclusion of the conversion feature in accordance with ASC 470-20, “Debt with Conversion and Other Options”. During the three months ended March 31, 2025, the Company recognized the substantial premium in excess of the principal and accrued interest of $1,822,844 in additional paid-in capital on the condensed consolidated balance sheets.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no shares of preference shares issued or outstanding.
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
non-redeemable
Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable
Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on August 18, 2024, 3,399,500 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $38,596,223 and distributed rom the Trust Account on August 21, 2024. At March 31, 2025 and December 31, 2024, there were 1,372,687 non-redeemable
Class A ordinary shares issued or outstanding, excluding 4,772,187 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value.
Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable
Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At March 31, 2025 and December 31, 2024, there was one (1) shares of Class B ordinary shares issued and outstanding.
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
Financial Services Agreement
The Sponsor entered into a financial services agreement (the “Financial Services Agreement”) with a service provider (the “Broker-Dealer”) for a period of twelve (12) months commencing October 13, 2022, to provide broker-dealer services. In accordance with the Financial Services Agreement, the Broker-Dealer will be paid a fee in the form of 125,000 shares of common stock in the surviving entity of the proposed business combination with Fusemachines. Compensation due to the Broker-Dealer is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $533,750 as of March 31, 2025 and December 31, 2024.
Consulting Agreements
The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 and 100,000 shares (175,000 in the aggregate) of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $819,950 as of March 31, 2025 and December 31, 2024.
Capital Markets Advisory Agreement
The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Advisory Agreement was $607,500 as of March 31, 2025 and December 31, 2024.
NOTE 8 — FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
At
March 31, 2025 and December 31, 2024, the Company’s marketable securities held in the Trust Account were valued at $16,311,760 and $16,053,202, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement
at each balance sheet date. With each
re-
measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
On February 4, 2025, the Company entered into a third amendment on it’s WC Promissory Note which resulted in the Company accounting for the 3 rd
A&R WC Promissory note as a debt extinguishment (see Note 5). As a result, the Company measured the 3 rd
A&R WC Promissory Note at its reacquisition price, which is the fair value of the amended debt instrument on February 4, 2025, or $4,715,000. The 3 rd
A&R WC Promissory Note was issued at a substantial premium (see Note 5), which resulted in recording the substantial premium in excess of principal and accrued interest through additional paid-in capital. As such, on February 4, 2025, $2,750,000 of principal and $142,156 of accrued interest were re-established as liabilities, and $1,822,844 of substantial premium was recognized in additional paid-in capital on the condensed consolidated balance sheets.
The following table presents the fair value information, as of March 31, 2025 and December 31, 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025
Assets:
Treasury Trust Funds held in Trust Account	$16,311,760	$—	$—
Liabilities:
As of December 31, 2024
Assets:
Treasury Trust Funds held in Trust Account	16,053,202	$—	$—
Non-recurring Fair Value Measurements
On February 4, 2025, the Company entered into a third amendment on it’s WC Promissory Note which resulted in the Company accounting for the 3rd A&R WC Promissory Note as a debt extinguishment (see Note 5). As a result, the Company measured the 3rd A&R WC Promissory Note at its reacquisition price, which is the fair value of the amended debt instrument on February 4, 2025, or $4,715,000. The 3rd A&R WC Promissory Note was issued at a substantial premium (see Note 5), which resulted in recording the substantial premium in excess of principal and accrued interest through additional paid-in capital. As such, on February 4, 2025, $2,750,000 of principal and $142,156 of accrued interest were re-established as liabilities, and $1,822,844 of substantial premium was recognized in additional paid-in capital on the condensed consolidated balance sheets. The 3rd A&R WC Promissory Note reacquisition price is deemed a Level 3 fair value measurement.
The following table sets forth a level 3 rollforward for the three months ended March 31, 2025:

Three months ended March 31, 2025
Balance – December 31, 2024	$—
Issuance of 3 rd A&R WC Promissory Note	4,715,000

Balance – March 31, 2025	$4,715,000

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
NOTE 10 — SUBSEQUENT EVENTS
On May 14, 2025, the Company deposited $30,000 into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to June 18, 2025.
The Company drew down an additional $203,000 in April 2025 and $200,000 in May 2025 under the 3rd A&R WC Promissory Note.

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

As of March 31, 2025, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”). The Company is required to deposit $70,000 into the Trust Account for each one-month Extension.

In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. As of March 31, 2025, the Company has exercised thirteen (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $910,000 into the Trust Account to extend the time to complete the business combination to August 18, 2024.

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. As of March 31, 2025, the Company has exercised eight (8) additional one-month extension periods, depositing an aggregate of $240,000 into the Trust Account to extend the time to complete the business combination to April 18, 2025. On April 14, 2025, the Company deposited $30,000 into the Company’s trust account to further extend the amount of time it has available to complete a business combination to May 18, 2025.

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

On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the second amendment to the Merger Agreement (the “2nd Amendment”) which amends the Merger Agreement dated January 22, 2024 and the Merger Agreement Amendment dated August 27, 2024 (together, the “Original Merger Agreement”). The 2nd Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements.

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

On February 4, 2025, in connection with the 2nd Amendment, the parties to that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor (the “Subscription Agreement”), entered into an amendment to the Subscription Agreement to revise the PIPE Investment Amount to $8,840,000 (the “Subscription Agreement Amendment”).

Results of Operations

Our entire activity from inception through March 31, 2025 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2025, we had a net loss of $2,061,897, which consisted of $168,558 dividends on marketable securities held in the Trust Account, offset by a $1,822,844 loss on extinguishment of debt, $285,954 of legal and accounting expenses, $45,866 of insurance expense, $12,922 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $32,869 of interest expense.

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

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had $3,213 and $83,227 in cash, respectively, and a working capital deficit of $4,524,290 and $4,056,679, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through March 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2025.

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

Financial Services Agreement

The Sponsor entered into a financial services agreement (the “Financial Services Agreement”) with a service provider (the “Broker-Dealer”) for a period of twelve (12) months commencing October 13, 2022, to provide broker-dealer services. In accordance with the Financial Services Agreement, the Broker-Dealer will be paid a fee in the form of 125,000 shares of common stock in the surviving entity of the proposed business combination with Fusemachines. Compensation due to the Broker-Dealer is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $533,750 as of March 31, 2025 and December 31, 2024.

Consulting Agreements

The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 and 100,000 shares (175,000 in the aggregate) of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $819,950 as of March 31, 2025 and December 31, 2024.

Capital Markets Advisory Agreement

The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Advisory Agreement was $607,500 as of March 31, 2025 and December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 11, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

CSLM Acquisition Corp.

Date: May 15, 2025	By:	/s/ Charles Cassel
Charles Cassel
Chief Executive Officer and Chief Financial Officer